Form 10KSB
period 1999-12-31
SPACE LAUNCHES FINANCING INC
filed 2000-04-13
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-27873

                                          SPACE LAUNCHES FINANCING, INC.
                         (Exact name of small business issuer in its charter)

                         Nevada                                     98-0178621
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
 Identification No.)

56 Quai Gustave Ador, Geneva, Switzerland                          CH-1206
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.001


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X        NO

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1999:

Common Stock, $.001 Par Value - 6,017,471 Shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

 Space Launches Financing, Inc., a Nevada corporation, formerly Transcendent Corporation (the "Company"), was incorporated on February 11, 1997.

 The Company was originally organized to develop, manufacture and market specialty channels in Toronto, Ontario Canada. This business was not successful and in November 1997 the Company changed its business objectives to financing satellite launches. No contracts have been entered into as of October 1999. The Company is in the formative stages.

Item 2.   DESCRIPTION OF PROPERTY

 Not applicable.


Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         (a) Market Information

         The Company's Common Stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "SPCL" since 1997. There has been limited trading of the Common Stock.

         (b)  Holders

         As of May 1999, there were approximately 100 holders of Company common stock and one holder of Series A preferred stock.

         (c) Dividends

         The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has had limited operations to date. In November 1997 the Company raised $100,000 in an offering of common stock. The Company anticipates that it will require approximately $4,000,000 to carry out its business plan, which is expected to be met from the exercise of warrants.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers


            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                                       Age         Position

Maurice Tolub                                               36        President,
                Secretary/Treasurer and Director

Yves Silliard                                               63          Director

          Mr. Tolub has been a director and officer since November 1997. He has been a private investor for the past five years. After graduating from the University of Geneva he was engaged in real estate development in Europe and New York.

          Mr. Sillard has been a director since November 1997. He has been charge de Mission by the French
Ministry of Defense for the Space Politic since March 1997. From 1994 to February 1997 he was President and General Manager of Defense International Council.


Item 10. EXECUTIVE COMPENSATION

          No compensation is paid or anticipated to be paid by the Company until the receipt of license revenues. Directors currently receive no compensation for their duties as directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. The address of each officer and director is care of the Company.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                      Shares Owned(1)                     Common Stock

Maurice Tolub                                            --                                 --

Yves Sillard                                             --                                 --

Marina Zuliani                                      600,000                                10%
Calle Martinengo 5974/B
30122 Venezia
Italia

Andrea Leardini                                     600,000                                10%
Calle Martinengo 5974/B
30122 Venezia
Italia






Societe Financiere du Seujet Limited                600,000                                10%
ICC House 17
Dame Street
Dublin 2
Ireland

Preferred Stock(3)                                        *

Francois Allaz                                      600,000                                10%
7 Rue de Veyrot
1217 Geneva, Switzerland

Sangate Enterprises, Inc.(2)                      2,600,000                              32.5%
Road Town-Pasea Estate
P.O. Box 3149
Tortola
British Virgin Islands

Societe Financiere Privee, S.A.                     600,000                                10%
3 Rue Maurice
1205 Geneve, Switzerland

Orazio Pizzardi                                     600,000                                10%
Via Milano
10100 Settimo Torinese

Barbara Burhop                                      600,000                                10%
26 Rue du Nod
1225 Hermance, Switzerland

Attilie Ferrari                                     600,000                                10%
Via XX Miglia 65
10141 Torino, Italy

Gabriela Ferrari                                    600,000                                10%
Via XX Miglia 65
10141 Torino, Italy

Operadora Financiera de Inverscones 4
Comercio S.A.
Via Espana y Calle Columbia
Panama                                                  (3)                                (3)

All officers and
directors as a group
(2 persons) --                                           --

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Includes options to purchase 2,000,000 shares at a price of $2.00 per share.
(3) Does not include 1,000 shares of Series A Preferred Stock, which give this holder the right to elect two-thirds of the Company's board of directors.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In August 1997, the Company issued 6,000 shares for services rendered by its then officers and directors at a price of $.01667 per share. The shares were issued with a restrictive legend. The Company believes this transaction is exempt under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

            On March 18, 1998, the Company issued 6,000,000 Shares of Common Stock (600,000 to each person) for $100,000 to ten persons, 1,000 shares of Series A preferred stock to one person and issued options to purchase 2,000,000 shares of common stock at a price of $2.00 per share to one of the purchasers of the Common Stock. The issuance of the common stock was made under Rule 504. A Form D was filed with the Securities and Exchange Commission on November 17, 1997. The options and preferred stock were issued under Section 4(2).

            All information in this Registration Statement gives effect to a 1-for-50 reverse stock split and an additional 1-for-4 reverse stock split, both effected in November 1997.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.


    Exhibit No.            Document Description

        2.                 Charter and Bylaws

                           2.1.     Articles of Incorporation(1)
                           2.2      Articles of Amendment(1)
                           2.3      Bylaws(1)

        3.                 Instruments Defining the rights of security holders

                           3.1      Option Agreement(1)

        5.                 Voting Trust Agreement

                           Not Applicable.

        6.                 Material Contracts

                           Not Applicable.

        7.        Material Foreign Patents

                  Not Applicable

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-27873.

        (b)       Reports on Form 8-K.

                  Not Applicable.

                                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Space Launches Financing, Inc.


We have audited the statements of financial position of Space Launches Financing, Inc. ( a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period February 11, 1997 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Space Launches Financing, Inc. (a development stage company) as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity and cash flows for the period February 11, 1997 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.




Bountiful, Utah
May 28, 1999



                         SPACE LAUNCHES FINANCING, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
                        December 31, 1999, 1998 and 1997



                                                                                          1999            1998             1997


ASSETS                                                                                 (unaudited)

Current assets   -- Cash                                                             $     107,420   $      103,528  $       99,319






           Total current assets                                                      $     107,420   $      103,528  $       99,319



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                  $          --   $           --  $           --


Stockholders' equity
      Common stock, $.00001 par value; 100,000 shares
      authorized; 6,017,471 shares issued and outstanding                                       61               61              61

      Additional paid-in capital                                                           141,559          141,559         141,559

      Accumulated deficit during the development stage                                    (34,201)         (38,092)        (42,301)



      Total Stockholders' equity                                                           107,420          103,528          99,319



           Total liabilities and stockholders' equity                                $     107,420   $      103,528  $       99,319




















                 See accompanying notes to financial statements




                         SPACE LAUNCHES FINANCING, INC.
                          (A Development Stage Company)
                             Statement of Operations
                  Years Ended December 31, 1999, 1998 and 1997
               and Cumulative from Inception to December 31, 1999


                                                                                                                     Cumulative
                                                                                                                        From
                                                                                                                      Inception
                                                                                                                   (Feb. 11, 1997)
                                                                                                                   to December 31,
                                                                 1999              1998              1997               1999


                                                               (unaudited)                                            (unaudited)
Revenues                                                     $                      $--               $ --               $ --



Operating expenses
      General and Administrative                                      1,134               597             42,811             43,408



Total operating expenses                                              1,134               597             42,811             43,408



Other income
      Interest                                                        5,026             4,806                510              5,316



      Total other income                                              5,026             4,806                510              5,316



Net income (loss)                                          $          3,892  $          4,209   $       (42,301)   $       (38,092)



Net income (loss) per share                                $             --  $             --   $         (0.06)   $         (0.01)



Weighted average number of
      shares outstanding                                          6,017,471         3,814,428            709,769          3,814,428

















                 See accompanying notes to financial statements



                         SPACE LAUNCHES FINANCING, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From Inception (February 11, 1997) Through December 31, 1999

                                                                                                    Accumulated
                                                                                                      Deficit
                                                                                 Additional         During the
                                                      Common Stock                 Paid-In          Development


                                               Shares            Amount            Capital             Stage             Total



Issuance of common stock for cash,
 .00001 per share on April 16, 1997                10,500   $              1 $            2,099 $              -   $          2,100

Issuance of common stock in private
 placement, .00001 per share on
 April 16, 1997                                       460                  -             30,826                -             30,826

Issuance of shares for option, .00001
 per share on July 25, 1997                           500                  -              5,000                -              5,000

Issuance of shares for cancellation
 of debt, .00001 per share on
 August 1, 1997                                     6,000                  -              3,694                -              3,694

 Rounding for split                                    11                  -                  -                -                  -

Issuance of shares for cash, .00001
 per share on December 1, 1997                  6,000,000                 60             99,940                -            100,000

Net (loss)                              -                  -                -                  (42,301)         (42,301)



Balances at December 31, 1997                   6,017,471                 61            141,559         (42,301)             99,319



Net income                                              -                  -                  -            4,209              4,209



Balances at December 31, 1998                   6,017,471                 61            141,559         (38,092)            103,528



Net income (unaudited)                                  -                 --                  -            3,892              3,892



Balances at December 31, 1999
 (unaudited)                                    6,017,471   $             61 $          141,559 $       (34,201)   $        107,420








                 See accompanying notes to financial statements




                         SPACE LAUNCHES FINANCING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997
               and Cumulative from Inception to December 31, 1999

                                                                                                                     Cumulative
                                                                                                                        From
                                                                                                                      Inception
                                                                                                                   (Feb. 11, 1997)
                                                                                                                   to December 31,
                                                                 1999              1998              1997               1999


                                                               (unaudited)                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                    $          3,892  $          4,209   $       (42,301)   $       (38,092)



           Net cash flows from operating activities                   3,892             4,209           (42,301)           (38,092)



CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --                 --                 --



CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                             --                --            141,620            141,620



           Net cash flows from financing activities                      --                --            141,620            141,620



Net decrease in cash                                                     --             4,209             99,319            103,528

Cash balance at beginning of period                                 103,528            99,319                 --                 --



Cash balance at end of period                              $        107,420  $        103,528   $         99,319   $        103,528





















                 See accompanying notes to financial statements

                         SPACE LAUNCHES FINANCING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          Year Ended December 31, 1998


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Space Launches Financing, Inc., formerly Transcendent Corporation (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1997, to develop, manufacture and market a variety of specialty chemicals to industrial, commercial and retail clients. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters.

         On November 26, 1997 the board of directors approved a name change and filed the amendment with the Nevada Secretary of State changing the name of the corporation to Space Launches Financing, Inc.


2.       CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


3.       STOCK SPLIT

         On November 27, 1997, the Company's board of directors approved a 200:1 reverse stock split. The Company's financial statements have been restated for all periods presented for effects of the stock split.

4.       1999 FINANCIAL STATEMENTS

         The 1999 Financial Statements are unaudited as permitted by Rule 3-11 of Regulation S-X.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1999.


        SPACE LAUNCHES FINANCING, INC.


        By: /s/Maurice Tolub                                        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 2000.



By /s/ Maurice Tolub  President, Secretary, Chief Financial Officer and Director


By:      /s/ Yves Silliard                                    Director