Form 10KSB/A
period 1999-12-31
SPACE LAUNCHES FINANCING INC
filed 2000-04-25
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB/A

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

        (b)       Reports on Form 8-K.

                  Not Applicable.

                                          SPACE LAUNCHES FINANCING, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                               FINANCIAL STATEMENTS

                                      YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        AND

                                           INDEPENDENT AUDITORS' REPORT

                                          SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)

                                                 Table of Contents



Independent Auditors' Report                                                                              1

Financial Statements

         Statements of Financial Position                                                                 2

         Statements of Operations                                                                         3

         Statement of Changes in Stockholders' Equity                                                     4

         Statements of Cash Flows                                                                         5

Notes to Financial Statements                                                                             6

                                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Space Launches Financing, Inc.


We have audited the statements of financial position of Space Launches Financing, Inc. ( a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period February 11, 1997 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Space Launches Financing, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders' equity and cash flows for the period February 11, 1997 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.



THURMAN SHAW & CO LLC
Bountiful, Utah
April 14, 2000




                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                          Statements of Financial Position
                                             December 31, 1999 and 1998






                                                                                        1999              1998
                                                                                    -------------    ---------
ASSETS

Current assets
   Cash                                                                             $     107,420    $      103,528
                                                                                    -------------    --------------

     Total current assets                                                                 107,420           103,528
                                                                                    -------------    --------------


     Total assets                                                                   $     107,420    $      103,528
                                                                                    ======-------    ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                 $        -       $         -
                                                                                    -------------    -----------

Stockholders' equity
  Common stock, $.00001 par value; 100,000,000 shares
   authorized; 6,017,471 shares issued and outstanding                                         61                61

  Additional paid-in capital                                                              141,559           141,559

  Accumulated deficit during the development stage                                        (34,200)          (38,092)
                                                                                    --------------   --------------

   Total stockholders' equity                                                             107,420           103,528
                                                                                    -------------    --------------

     Total liabilities and stockholders' equity                                     $     107,420    $      103,528
                                                                                    ======-------    =======-------


                                 See accompanying notes to financial statements



                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                              Statements of Operations
                                       Years Ended December 31, 1999 and 1998
                                 and Cumulative from Inception to December 31, 1999




                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (February 11, 1997)
                                                                                                     to December 31,
                                                                       1999             1998              1999
                                                                  --------------    -------------    ---------



Revenues                                                          $         -       $        -       $         -
                                                                  --------------    -------------    -----------

Operating expenses
   General and administrative                                              1,134              597            44,542
                                                                  --------------    -------------    --------------

Total operating expenses                                                   1,134              597            44,542
                                                                  --------------    -------------    --------------

Other income
   Interest                                                                5,026            4,806            10,342
                                                                  --------------    -------------    --------------

Total other income                                                         5,026            4,806            10,342
                                                                  --------------    -------------    --------------

Net income (loss)                                                 $        3,892    $       4,209    $      (34,200)
                                                                  ==============    =============    ==============

Basic and diluted income (loss) per share                         $         -       $         -      $        (0.01)
                                                                  ==============    =============    ==============

Weighted average number of common
   shares used in per share calculation                                4,627,478        3,814,428         4,627,478
                                                                  ==============    =============    ==============


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




                                                                                                       Accumulated
                                                                                                         Deficit
                                                              Common StockAdditional      During the
                                                                                       Paid-In         Development
                                                    Shares            Amount           Capital            Stage             Total

Issuance of common stock for cash,
    $0.00001 per share on April 16, 1997                10,500    $            1    $       2,099    $         -       $       2,100

Issuance of common stock in private
   placement, $0.00001 per share on
    April 16, 1997                                         460               -             30,826              -              30,826

Issuance of shares for option, $0.00001
   per share on July 25, 1997                              500               -              5,000              -               5,000

Issuance of shares for cancellation
   of debt, $0.00001 per share on
    August 1, 1997                                       6,000               -              3,694              -               3,694

Rounding for split                                          11               -               -                 -                -

Issuance of shares for cash, $0.00001
   per share on December 1, 1997                     6,000,000                60           99,940              -             100,000

Net (loss)                                                -                 -                -              (42,301)        (42,301)
                                                 -------------    --------------    -------------    ---------------   -------------

Balances at December 31, 1997                        6,017,471                61          141,559           (42,301)          99,319

Net income                                                -                 -                -                4,209            4,209
                                                 -------------    --------------    -------------    --------------    -------------

Balances at December 31, 1998                        6,017,471                61          141,559           (38,092)         103,528

Net income                                                -                 -                -                3,892            3,892
                                                 -------------    --------------    -------------    --------------    -------------

Balances at December 31, 1999                        6,017,471    $           61    $     141,559    $      (34,200)   $     107,420
                                                 =============    ==============    =============    ==============    =============


                                See accompanying notes to financial statements



                                          SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                      Years Ended December 31, 1999 and 1998
                                 and Cumulative from Inception to December 31, 1999




                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (February 11, 1997)
                                                                                                     to December 31,
                                                                       1999             1998              1999
                                                                  --------------    -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                            $        3,892    $       4,209    $      (34,200)
                                                                  --------------    -------------    ---------------

         Net cash flows from operating activities                          3,892            4,209           (34,200)
                                                                  --------------    -------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES                                        -                -                 -
                                                                  --------------    -------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                 -                -              141,620
                                                                  --------------    -------------    --------------

         Net cash flows from financing activities                           -                -              141,620
                                                                  --------------    -------------    --------------


Net increase in cash                                                       3,892            4,209           107,420

Cash balance at beginning of period                                      103,528           99,319              -
                                                                  --------------    -------------    -----------

Cash balance at end of period                                     $      107,420    $     103,528    $      107,420
                                                                  ==============    =============    ==============


                                See accompanying notes to financial statements

                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                            Year Ended December 31, 1999


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         Basic and Diluted Loss Per Share

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No.128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic and diluted loss per common share was restated for all periods presented; however, the effect of the change to loss per share as previously presented for those periods was not material.

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of December 31, 1999. Therefore, basic and diluted loss per share is the same.

         Development Stage Enterprise

         Since inception, the Company has spent most of its efforts in developing and marketing various products, however it has not yet had sales sufficient to sustain operations and has relied upon financing from shareholders and occasional issuance of its common stock. Therefore, the Company is considered to be in the development stage.

         Cash and Cash Equivalents

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2.       STOCK SPLIT

         On November 27, 1997, the Company's board of directors approved a 200:1 reverse stock split. The Company's financial statements have been restated for all periods presented for effects of the stock split.

3.       INCOME TAXES

         The year end of the Company is December 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $34,200 that would begin expiring in the year 2012.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 24, 1999.


        SPACE LAUNCHES FINANCING, INC.


        By: /s/Maurice Tolub                                        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 24, 2000.



By /s/ Maurice Tolub  President, Secretary, Chief Financial Officer and Director


By:      /s/ Yves Silliard                                    Director