Form 10QSB
period 2000-03-31
SPACE LAUNCHES FINANCING INC
filed 2000-06-01
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-27873
         CIK Number 0001098009

                                         SPACE LAUNCHES FINANCING, INC.
(Exact Name of small business issuer as specified in its charter)

            Nevada                                                  98-0178621
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                         fication
No.)

                  56 Quai Gustave Ador, Geneva, Switzerland CH-1206
(Address of Principal Executive Offices)                            (Zip Code)

                                                 (949) 489-2400
                                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      6,017,471
----------------------------------                            ----------------
Title of Class                                     Number of Shares outstanding
                                                            at March 31, 2000



Transitional Small Business Format     Yes            No    X

No exhibits included.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          March 31,
                                                                                              1999              2000


              Current Assets - Cash                                                           107,420           108,791

              TOTAL ASSETS                                                                  $ 107,420         $ 108,791



                      LIABILITIES AND STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 6,017,471 shares issued and outstanding                                              61                61

Additional paid-in capital                                                                    141,559           141,559

Accumulated deficit during the development stage                                             (34,201)          (32,830)


              TOTAL STOCKHOLDERS' EQUITY                                                      107,420           108,791



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $ 107,420         $ 108,791




















                                The  accompanying  notes are an integral part of
the financial statements.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 11, 1997)
                                                                                          March 31,                        TO
                                                                                  2000                 1999          March 31, 2000





REVENUES - Interest                                                         $          1,471      $       1,166       $



OPERATING EXPENSES

  General and Administrative                                                             100                144               43,508


TOTAL OPERATING EXPENSES                                                                 100                144               43,508


NET INCOME (LOSS)                                                                      1,371      $       1,022       $       32,830

NET INCOME (LOSS) PER SHARE                                            $                   $ (Nil)            $  (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             6,017,471          6,017,471




































                 See accompanying Notes to Financial Statements.



                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 11, 1997)
                                                                                          March 31,                        TO
                                                                                  2000                 1999          March 31, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                                                         $          1,371      $       1,022       $     (32,830)



  Net cash flows from operating
   activities                                                                          1,371              1,022

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,621


  Net Cash flows from financing
   activities                                                                                                                141,621

NET INCREASE (DECREASE) IN CASH                                                        1,371              1,022              108,791

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                          107,420            103,528                    0



CASH BALANCE AT END OF
  PERIOD                                                                    $        108,791      $     104,550       $      108,791

























                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         The Company has limited working capital and activities.


                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES - None
                 ---------------------

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None
                 -------------------------------

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                 ---------------------------------------------------

Item 5.          OTHER INFORMATION - None

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SPACE LAUNCHES FINANCING, INC.



Date:     May 15, 2000                         By:/s/ Maurice Tolub
                                                       -----------------
                                                 Maurice Tolub,
                                             President and Chief Financial
                                             Officer (chief financial officer
                                               and accounting officer and duly
                                                        authorized officer)