Form 10QSB
period 2000-06-30
SPACE LAUNCHES FINANCING INC
filed 2000-09-07
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                         6,017,471
----------------------------------                               ------------
Title of Class                                    Number of Shares outstanding
                                                              at June 30, 2000



Transitional Small Business Format     Yes            No    X

No exhibits included.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          June 30,
                                                                                              1999              2000


              Current Assets - Cash                                                           107,420           110,156

              TOTAL ASSETS                                                              $     107,420    $      110,156



                      LIABILITIES AND STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 6,017,471 shares issued and outstanding                                              61                61

Additional paid-in capital                                                                    141,559           141,559

Accumulated deficit during the development stage                                             (34,201)          (31,464)


              TOTAL STOCKHOLDERS' EQUITY                                                      107,420           110,156



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $     107,420    $      110,156




















                                The  accompanying  notes are an integral part of
the financial statements.


                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                     June 30,                             June 30,                         TO
                                              2000             1999               2000                 1999           June 30, 2000





REVENUES - Interest                     $        3,077    $        2,200    $          1,605      $       1,178       $        8,393



OPERATING EXPENSES
  General
      and Administrative                           341                                   241                                  39,857


TOTAL OPERATING EXPENSES                           341                                   241                                  39,857


NET INCOME (LOSS)                                2,736             2,200               1,364      $       1,178       $     (31,464)

NET INCOME (LOSS)
    PER SHARE                           $          Nil    $          Nil    $                     $         Nil       $          Nil




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       6,017,471         6,017,471           6,017,471          6,017,471




































                 See accompanying Notes to Financial Statements.



                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                     June 30,                             June 30,                         TO
                                              2000             1999               2000                 1999           June 30, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $        2,736    $        2,200    $          1,364      $       1,178       $     (31,464)



  Net cash flows from operating
   activities                                    2,736             2,200               1,364              1,178             (31,464)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,621


  Net Cash flows from financing
   activities                                                                                                                141,621

NET INCREASE (DECREASE)
  IN CASH                                        2,736             2,200               1,364              1,178              110,156

CASH BALANCE AT BEGINNING
  OF PERIOD                                    107,420           103,528             109,292            104,550                    0



CASH BALANCE AT END OF
  PERIOD                                       110,156           105,728    $        110,656      $     105,728       $      110,156

























                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months ended June 30, 2000 and 1999, and the cash flows for the three months ended June 30, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine and three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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


                                                SPACE LAUNCHES FINANCING, INC.



Date:     August 15, 2000              By:/s/ Maurice Tolub
                                           -----------------
                                            Maurice Tolub,
                                          President and Chief Financial
                                          Officer (chief financial officer
                                            and accounting officer and duly
                                                          authorized officer)