Form 10KSB
period 2000-12-31
SPACE LAUNCHES FINANCING INC
filed 2001-03-30
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 was $10,157,758 based on a last sale price of $1.875 on February 14, 2001.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:

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


Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         (a) Market Information

         The Company's Common Stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "SPCL" since 1997. There has been limited trading of the Common Stock. On February 14, 2001, the last sale price of the Common Stock was $1.875.

         (b)  Holders

         As of February 15, 2001, there were approximately 100 holders of Company common stock and one holder of Series A preferred stock.

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

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers


            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                                       Age         Position

Maurice Tolub                                               37       President,
 Secretary/Treasurer and Director

Yves Silliard                                               64          Director

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

        (b)       Reports on Form 8-K.

                  Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 2001.


                                                  SPACE LAUNCHES FINANCING, INC.


                                                         By: /s/Maurice Tolub
   President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2001.



By:     /s/ Maurice Tolub                            President, Secretary,
 Chief Financial Officer and Director


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


                                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Space Launches Financing, Inc.


We have audited the statements of financial position of Space Launches Financing, Inc. ( a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period February 11, 1997 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Space Launches Financing, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' equity and cash flows for the period February 11, 1997 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

THURMAN, SHAW & Co., LC


Bountiful, Utah
March 16, 2001

                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                          Statements of Financial Position
                                             December 31, 2000 and 1999






                                                                                        2000              1999
                                                                                    -------------    ---------
ASSETS

Current assets
   Cash                                                                             $     113,050    $      107,420
                                                                                    -------------    --------------

     Total current assets                                                                 113,050           107,420
                                                                                    -------------    --------------


     Total assets                                                                   $     113,050    $      107,420
                                                                                    ======-------    ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                 $        -       $         -
                                                                                    -------------    -----------

Stockholders' equity
  Common stock, $.00001 par value; 100,000,000 shares
   authorized; 6,017,471 shares issued and outstanding                                         61                61

  Additional paid-in capital                                                              141,559           141,559

  Accumulated deficit during the development stage                                        (28,570)          (34,200)
                                                                                    --------------   --------------

   Total stockholders' equity                                                             113,050           107,420
                                                                                    -------------    --------------

     Total liabilities and stockholders' equity                                     $     113,050    $      107,420
                                                                                    ======-------    =======-------


                                 See accompanying notes to financial statements



                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                              Statements of Operations
                                       Years Ended December 31, 2000 and 1999
                                 and Cumulative from Inception to December 31, 2000




                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (February 11, 1997)
                                                                                                     to December 31,
                                                                       2000             1999              2000
                                                                  --------------    -------------    ---------



Revenues                                                          $         -       $        -       $         -
                                                                  --------------    -------------    -----------

Operating expenses
   General and administrative                                                893            1,134            45,435
                                                                  --------------    -------------    --------------

Total operating expenses                                                     893            1,134            45,435
                                                                  --------------    -------------    --------------

Other income
   Interest                                                                6,523            5,026            16,865
                                                                  --------------    -------------    --------------

Total other income                                                         6,523            5,026            16,865
                                                                  --------------    -------------    --------------

Net income (loss)                                                 $        5,630    $       3,892    $      (28,570)
                                                                  ==============    =============    ==============

Basic and diluted income (loss) per share                         $         -       $         -      $        (0.01)
                                                                  ==============    =============    ==============

Weighted average number of common
   shares used in per share calculation                                       ??        4,627,478               ??
                                                                  ==============    =============    =============


                               See accompanying notes to financial statements



                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                    Statement of Changes in Stockholders' Equity
                            From Inception (February 11, 1997) Through December 31, 2000




                                                                                                       Accumulated
                                                                                                         Deficit
                                                              Common StockAdditional      During the
                                                                                       Paid-In         Development
                                                    Shares            Amount           Capital            Stage             Total

Issuance of common stock for cash,
    $0.00001 per share on April 16, 1997                10,500    $            1    $       2,099    $         -       $       2,100

Issuance of common stock in private
   placement, $0.00001 per share on
    April 16, 1997                                         460               -             30,826              -              30,826

Issuance of shares for option, $0.00001
   per share on July 25, 1997                              500               -              5,000              -               5,000

Issuance of shares for cancellation
   of debt, $0.00001 per share on
    August 1, 1997                                       6,000               -              3,694              -               3,694

Rounding for split                                          11               -               -                 -                -

Issuance of shares for cash, $0.00001
   per share on December 1, 1997                     6,000,000                60           99,940              -             100,000

Net (loss)                                                -                 -                -              (42,301)        (42,301)
                                                 -------------    --------------    -------------    ---------------   -------------

Balances at December 31, 1997                        6,017,471                61          141,559           (42,301)          99,319

Net income                                                -                 -                -                4,209            4,209
                                                 -------------    --------------    -------------    --------------    -------------

Balances at December 31, 1998                        6,017,471                61          141,559           (38,092)         103,528

Net income                                                -                 -                -                3,892            3,892
                                                 -------------    --------------    -------------    --------------    -------------

Balances at December 31, 1999                        6,017,471                61          141,559           (34,200)         107,420

Net income                                                -                 -                -                5,630            5,630
                                                 -------------    --------------    -------------    --------------    -------------

Balances at December 31, 2000                        6,017,471    $           61    $     141,559    $      (28,570)   $     113,050
                                                 =============    ==============    =============    ==============    =============


                                  See accompanying notes to financial statements



                                          SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                      Years Ended December 31, 2000 and 1999
                             and Cumulative from Inception to December 31, 2000




                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (February 11, 1997)
                                                                                                     to December 31,
                                                                       2000             1999              2000
                                                                  --------------    -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                            $        5,630    $       3,892    $      (28,570)
                                                                  --------------    -------------    ---------------

         Net cash flows from operating activities                          5,630            3,892           (28,570)
                                                                  --------------    -------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES                                        -                -                 -
                                                                  --------------    -------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                 -                -              141,620
                                                                  --------------    -------------    --------------

         Net cash flows from financing activities                           -                -              141,620
                                                                  --------------    -------------    --------------


Net increase in cash                                                       5,630            3,892           113,050

Cash balance at beginning of period                                      107,420          103,528              -
                                                                  --------------    -------------    -----------

Cash balance at end of period                                     $      113,050    $     107,420    $      113,050
                                                                  ==============    =============    ==============


                                See accompanying notes to financial statements

                                           SPACE LAUNCHES FINANCING, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                            Year Ended December 31, 2000


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

3.       INCOME TAXES


         The year end of the Company is December 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $28,570 that would begin expiring in the year 2016.