Form 10QSB
period 2001-03-31
SPACE LAUNCHES FINANCING INC
filed 2001-05-15
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        6,017,471
----------------------------------                         -------------------
Title of Class                                     Number of Shares outstanding
                                                             at March 31, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          March 31,
                                                                                              2000              2001


              Current Assets - Cash                                                           113,050           108,714

              TOTAL ASSETS                                                              $     113,050    $      108,714



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                                     $         754
                                                                                         ------------

STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 6,017,471 shares issued and outstanding                                              61                61

Additional paid-in capital                                                                    141,559           141,559

Accumulated deficit during the development stage                                             (29,324)          (32,906)


              TOTAL STOCKHOLDERS' EQUITY                                                      112,296           108,714



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $     113,050    $      108,714




















                                The  accompanying  notes are an integral part of
the financial statements.




                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 11, 1997)
                                                                                          March 31,                        TO
                                                                                  2001                 2000          March 31, 2001





REVENUES - Interest                                                         $          1,557      $       1,471       $       18,422



OPERATING EXPENSES

  General and Administrative                                                           5,139                100               51,328


TOTAL OPERATING EXPENSES                                                               5,139                100               51,328


NET INCOME (LOSS)                                                                    (3,582)      $       1,371       $     (32,906)

NET INCOME (LOSS) PER SHARE                                                         $(Nil)              $   Nil            $  (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             6,017,471          6,017,471




































                 See accompanying Notes to Financial Statements.



                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 11, 1997)
                                                                                          March 31,                        TO
                                                                                  2001                 2000          March 31, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                                                         $        (3,582)      $       1,371       $     (32,906)

    Adjustment-Decrease in Accounts Payable                                            (754)


  Net cash flows from operating
   activities                                                                        (4,336)              1,371       (32,906)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,621


  Net Cash flows from financing
   activities                                                                                                                141,621

NET INCREASE (DECREASE) IN CASH                                                      (4,336)              1,371              108,714

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                          113,050            107,420                    0



CASH BALANCE AT END OF
  PERIOD                                                                    $        108,714      $     108,791       $      108,714

























                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine and three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

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


                                                SPACE LAUNCHES FINANCING, INC.



Date:     May 14, 2001                                     By:/s/ Maurice Tolub
                                                             -----------------
                                                                  Maurice Tolub,
                                                President and Chief Financial
                                              Officer (chief financial officer
                                            and accounting officer and duly
                                                     authorized officer)