Form 10QSB
period 2001-06-30
SPACE LAUNCHES FINANCING INC
filed 2001-08-10
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       6,017,471
----------------------------------                             ----------------
Title of Class                                    Number of Shares outstanding
                                                              at June 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          June 30,
                                                                                              2000              2001


              Current Assets - Cash                                                           113,050           109,717

              TOTAL ASSETS                                                              $     113,050    $      109,717



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                                     $         754
                                                                                         ------------

STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 6,017,471 shares issued and outstanding                                              61                61

Additional paid-in capital                                                                    141,559           141,559

Accumulated deficit during the development stage                                             (29,324)          (31,903)


              TOTAL STOCKHOLDERS' EQUITY                                                      112,296           109,717



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $     113,050    $      109,717





















                                The  accompanying  notes are an integral part of
the financial statements.




                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                     June 30,                             June 30,                         TO
                                              1999             2000               1999                 2000           June 30, 2001





REVENUES - Interest                     $      (2,798)    $      (3,077)    $        (1,241)      $     (1,605)       $     (19,663)



OPERATING EXPENSES
  General
      and Administrative                         5,377               341                 238                241               51,567


TOTAL OPERATING EXPENSES                         5,377               341                 238                241             (31,904)


NET INCOME (LOSS)                              (2,579)           (2,736)             (1,003)            (1,364)             (31,904)

NET INCOME (LOSS)
    PER SHARE                           $          Nil    $          Nil    $            Nil      $         Nil       $          Nil




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       6,017,471         6,017,471           6,017,471          6,017,471




































                 See accompanying Notes to Financial Statements.




                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                     June 30,                             June 30,                         TO
                                              2001             2000               2001                 2000           June 30, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $      (2,579)    $        2,736    $          1,003      $       1,364       $     (31,904)
  Decrease in
     Current Liabilities                         (754)



  Net cash flows from operating
   activities                                  (3,333)             2,736               1,003              1,364             (31,904)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,621


  Net Cash flows from financing
   activities                                                                                                                141,621

NET INCREASE (DECREASE)
  IN CASH                                      (3,333)             2,736               1,003              1,364              109,717

CASH BALANCE AT BEGINNING
  OF PERIOD                                    113,050           107,420             108,714            109,292                    0



CASH BALANCE AT END OF
  PERIOD                                       109,717           110,156    $        109,717      $     110,656       $      109,717

























                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months ended June 30, 2001 and 2000, and the cash flows for the three months ended June 30, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine and three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

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


                                                  SPACE LAUNCHES FINANCING, INC.



Date:       August 8, 2001                                 By:/s/ Maurice Tolub
                                                             ----------------
                                                                 Maurice Tolub,
                                                 President and Chief Financial
                                             Officer (chief financial officer
                                               and accounting officer and duly
                                                          authorized officer)