Form 10QSB
period 2001-09-30
SPACE LAUNCHES FINANCING INC
filed 2001-11-14
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                  6,017,471
----------------------------------                          -------------------
Title of Class                                  Number of Shares outstanding
                                                        at September 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.


                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,        September 30,
                                                                                              2000              2001


              Current Assets - Cash                                                           113,050           110,562

              TOTAL ASSETS                                                              $     113,050    $      110,562



                      LIABILITIES AND STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 6,017,471 shares issued and outstanding                                              61                61

Additional paid-in capital                                                                    141,559           141,559

Accumulated deficit during the development stage                                             (28,570)          (31,058)


              TOTAL STOCKHOLDERS' EQUITY                                                      113,050           110,562



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $     113,050    $      110,562




























                                The  accompanying  notes are an integral part of
the financial statements.




                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                   September 30,                        September 30,                      TO
                                              2001             2000               2001                 2000          Sept. 30, 2001





REVENUES - Interest                     $        3,802    $        4,780    $          1,004      $       1,703       $       20,667



OPERATING EXPENSES
  General
      and Administrative                         6,290               655                 159                314               51,725


TOTAL OPERATING EXPENSES                         6,290               655                 159                314               51,725


NET INCOME (LOSS)                              (2,488)             4,125                 845      $       1,389       $     (31,058)

NET INCOME (LOSS)
    PER SHARE                           $          Nil    $          Nil    $            Nil      $         Nil       $          Nil




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       6,017,471         6,017,471           6,017,471          6,017,471




































                 See accompanying Notes to Financial Statements.



                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                   September 30,                        September 30,                      TO
                                              2001             2000               2001                 2000          Sept. 30, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $      (2,488)    $        4,125    $            845      $       1,389       $     (31,058)



  Net cash flows from operating
   activities                                  (2,488)             4,125                 845              1,389             (31,058)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,620


  Net Cash flows from financing
   activities                                                                                                                141,620

NET INCREASE (DECREASE)
  IN CASH                                      (2,488)             4,125                 845              1,389              110,562

CASH BALANCE AT BEGINNING
  OF PERIOD                                    113,050           107,420             109,717            110,156                    0



CASH BALANCE AT END OF
  PERIOD                                       110,562           111,545    $        110,562      $     111,545       $      110,562
































                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001, the results of operations for the nine and three months ended September 30, 2001 and 2000, and the cash flows for the nine and three months ended September 30, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

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

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None
                 -------------------------------

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                 ---------------------------------------------------

Item 5.          OTHER INFORMATION - None

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--The Company filed a Current Report on Form 8-K dated September 4, 2001 to report a change in accountants.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SPACE LAUNCHES FINANCING, INC.



Date:     November 1, 2001                                By:/s/ Maurice Tolub
                                                              ----------------
                                                             Maurice Tolub,
                                                 President and Chief Financial
                                               Officer (chief financial officer
                                            and accounting officer and duly
                                                         authorized officer)