Form 10KSB
period 2001-12-31
SPACE LAUNCHES FINANCING INC
filed 2002-05-28
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.001
 -----------------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $59,775,204 based on a last sale price of $1.81 on April 23, 2002.

           The number of shares outstanding of the issuer's classes of Common Stock as of April 23, 2002:

Common Stock, $.001 Par Value - 53,710,864 Shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

 Space Launches Financing, Inc., a Nevada corporation, formerly Transcendent Corporation (the "Company"), was incorporated on February 11, 1997.

 The Company was originally organized to develop, manufacture and market specialty channels in Toronto, Ontario Canada. This business was not successful and in November 1997 the Company changed its business objectives to financing satellite launches. Because of the lack of growth in this industry segment the Company determined to seek for any other business opportunity. In a Current Report on Form 8-K dated February 5, 2002, the Company reported the acquisition of Poly Derm, Inc. Poly Derm, Inc. has acquired technology related to an injectable substance, to treat wrinkles and skin defects. The technology is the subject of a pilot study and the University of Iowa Hospital and Clinics, under an FDA study.

Item 2.   DESCRIPTION OF PROPERTY

 Not applicable.


Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         (a) Market Information

         The Company's Common Stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "SPCL" since 1997. There has been limited trading of the Common Stock. On April 23, 2002, the last sale price of the Common Stock was $1.81.

         (b)  Holders

         As of April 23, 2002, there were approximately 120 holders of Company common stock and one holder of Series A preferred stock.

         (c) Dividends

         The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has had limited operations to date. In November 1997 the Company raised $100,000 in an offering of common stock. Subsequent to the end of fiscal 2001, the Company effected the acquisition of Poly
Derm, Inc. See "Item 1 - Description of Business."

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are appended to this Annual Report following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The Company's former independent accountant Thurman, Shaw & Co., LC ("Thurman, Shaw") resigned from that capacity on September 4, 2001. The report by Thurman, Shaw on the financial statements of the Company dated March 16, 2001, including balance sheets as of December 31, 2000 and 1999 and the statements of operations, cash flows and statement of stockholders' equity for the years ended December 31, 2000 and 1999 and the period inception (February 11, 1997) to December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On October 4, 2001 the Company engaged Pritchett, Siler & Hardy, P.C. as its new independent accountants. Prior to the engagement of Pritchett, Siler & Hardy, P.C., the Company did not consult with Pritchett, Siler & Hardy, P.C., on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Company's financial statements. Thurman, Shaw was provided by the disclosure set forth above and provided the Company with a letter to the effect that it did not disagree with the above statements as far as they related to Thurman, Shaw. A copy of Thurman Shaw's letter is filed as an exhibit to the Company's Current Report on Form 8-K dated September 4, 2001.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                   Age         Position

Philip Faris                            37          President and Director

Luc Badel                               64          Secretary and Director

      Mr. Faris was elected to the Board in February 2002 and Mr. Badel in 2001.

Item 10. EXECUTIVE COMPENSATION

          No compensation in any form was paid through December 31, 2001. Directors currently receive no compensation for their duties as directors.

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                      Shares Owned(1)                     Common Stock

Philip Faris                                   --                                           --

Luc Badel                                                --                                 --

Patricia Jean Jenkins                             6,806,580                              12.7%

Michael Magliochetti                              6,806,580                              12.7%

Steve Preiss                                      1,701,645                              12.7%

Liz Hill Enterprises, Ltd.                        5,371,084                              10.0%

Sangate Enterprises, Inc.(2)                     10,400,000                              16.9%
Road Town-Pasea Estate
P.O. Box 3149
Tortola
British Virgin Islands

Operadora Financiera de Inversiones
4 Comercio S.A.
Via Espana y Calle Columbia
Panama                                                  (3)                                (3)

                                                         4

All officers and
directors as a group
(2 persons) --                                           --

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2)  Includes options to purchase 8,000,000 shares at a price of $.50 per share.
(3) Does not include 1,000 shares of Series A Preferred Stock, which give this holder the right to elect two-thirds of the Company's board of directors.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Not Applicable.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.  The following exhibits of the Company are included herein.


    Exhibit No.            Document Description

        2. Plan of purchase, sale, reorganization, arrangement, liquidation or succession.

                           2.1.     Agreement and Plan of Reorganization, dated
 January 20, 2002, between the
                                    Registrant and PolyDerm, Inc.(1)

        3.                 Articles of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(2)
                           3.2      Articles of Amendment(3)
                           3.3      Bylaws(4)

        4.                 Instruments defining the rights of security holders

                           4.1      Option Agreement(5)

        16.                Letter on change in certifying accountant(6)




(1) Incorporated by reference to such exhibit as filed with the Company's Current Report on Form 8-K dated
         February 5, 2002.
(2) Incorporated by reference to exhibit 2.1 as filed with the Company's registration statement on Form 10-SB,
         File No. 0-27873.
(3) Incorporated by reference to exhibit 2.2 as filed with the Company's registration statement on Form 10-SB,
         File No. 0-27873.
(4) Incorporated by reference to exhibit 2.3 as filed with the Company's registration statement on Form 10-SB,
         File No. 0-27873.
(5) Incorporated by reference to exhibit 3.1 as filed with the Company's registration statement on Form 10-SB,
         File No. 0-27873.
(6) Incorporated by reference to such exhibit as filed with the Company's Current Report on Form 8-K dated
         September 4, 2001.


        (b)                Reports on Form 8-K.

                           A Current Report on Form 8-K was filed to report
 the change of auditors. This Report is
described under Item 8 of this Annual Report.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 23, 2002.


                                                  SPACE LAUNCHES FINANCING, INC.


                                                       By: /s/Philip Faris
                                                               President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 23, 2002.



By:     /s/ Philip Faris                             President, Chief Financial
                                                        Officer and Director


By:     /s/ Luc Badel                                Secretary and Director

                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                                          SPACE LAUNCHES FINANCING, INC.
                                           [A Development Stage Company]




                                    CONTENTS

                                                                                                        PAGE

               --     Independent Auditors' Report                                                          1


                      Balance Sheet, December 31, 2001                                                     2


                      Statements of Operations, for the years ended December 31,
                         2001 and  2000 and for the  period  from  inception  on
                         February 11, 1997 through
                         December 31, 2001                                                                 3


               --     Statement of Stockholders' Equity, from inception
                         on February 11, 1997 through December 31, 2001                                4 - 5


                      Statements of Cash Flows, for the years ended December 31,
                         2001 and  2000 and for the  period  from  inception  on
                         February 11, 1997 through
                         December 31, 2001                                                                 6

              --     Notes to Financial Statements                                                    7 - 10


                                                        - -





                                           INDEPENDENT AUDITORS' REPORT


Board of Directors
SPACE LAUNCHES FINANCING, INC.
Geneva, Switzerland

We have audited the accompanying balance sheet of Space Launches Financing, Inc. [a development stage company] at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from inception on February 11, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Space Launches Financing, Inc. [a development stage company] as of and for the year ended December 31, 2000 were audited by other auditors whose report, dated March 16, 2001, expressed an unqualified opinion on those statements. The financial statements as of December 31, 2000 reflect an accumulated deficit of $28,570. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Space Launches Financing, Inc. [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from inception on February 11, 1997 through December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 27, 2002
Salt Lake City, Utah



                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS


                                                                                                    December 31,
                                                                                                        2001
                                                                                                        -----------
CURRENT ASSETS:
     Cash                                                                                        $          111,127
                                                                                                        -----------
               Total Current Assets                                                                         111,127
                                                                                                        -----------
                                                                                                 $          111,127
                                                                                                      -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                                                                            $               79
                                                                                                        -----------
               Total Current Liabilities                                                                         79
                                                                                                        -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.00001 par value, 1,000,000 shares
       authorized, 1,000 shares issued and outstanding                                                            0
     Common stock, $.00001 par value, 99,000,000 shares
       authorized, 24,069,884 shares issued and outstanding                                                     241
     Capital in excess of par value                                                                         141,379
     Deficit accumulated during the development stage                                                       (30,572)
                                                                                                        -----------
               Total Stockholders' Equity                                                                   111,048
                                                                                                        -----------
                                                                                                 $          111,127
                                                                                                      -------------











                        The accompanying notes are an integral part of this financial statement.


                         SPACE LAUNCHES FINANCING, INC.
                          A Development Stage Company]

                            STATEMENTS OF OPERATIONS



                                                                              For the                From Inception
                                                                            Years ended              on February 11,
                                                                            December 31,              1997 Through
                                                                     __________________________       December 31,
                                                                       2001             2000              2001
                                                                     ------------      -----------       ----------

REVENUE                                                          $              -   $            -   $            -

EXPENSES:

     General and administrative                                             6,508              893           51,943
                                                                     ------------      -----------       ----------
LOSS BEFORE OTHER INCOME                                                   (6,508)            (893)         (51,943)

OTHER INCOME:
     Interest income                                                        4,506            6,523           21,371
                                                                     ------------      -----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                                          (2,002)           5,630          (30,572)

CURRENT TAX EXPENSE                                                             -                -                -

DEFERRED TAX EXPENSE                                                            -                -                -
                                                                     ------------      -----------       ----------

NET INCOME (LOSS)                                                $         (2,002)  $        5,630   $      (30,572)
                                                                     ------------      -----------       ----------

EARNINGS (LOSS) PER COMMON SHARE                 $       (.00)   $          .00     $        (.00)
                                                                     ------------      -----------       ----------

















                      The accompanying notes are an integral part of these financial statements.


                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1997

                            THROUGH DECEMBER 31, 2001


                                                                                                                Deficit
                                                                                                              Accumulated
                                             Preferred Stock              Common Stock         Capital in     During the
                                            ____________________       ______________________   Excess of     Development
                                          Shares        Amount        Shares        Amount      Par Value        Stage
                                          ---------    ---------     -----------    ---------    ---------    -----------
BALANCE, February 11, 1997                        -  $         -               -  $         -  $         -  $           -

Issuance of 42,000 shares of common
  stock for cash of $2,100, or $.05 per
  share, February 11, 1997                        -            -          42,000            1        2,099              -

Issuance of 1,840 shares of common
  stock for cash of $30,826, or
  $16.75326087 per share, April 16, 1997          -            -           1,840            0       30,826              -

Issuance of 2,000 shares of common
  stock for cash of $5,000, or $2.50 per
  share, July 25, 1997                            -            -           2,000            0        5,000              -

Issuance of 24,000 shares of common
  stock for debt of $3,694, or $.15391667
  per share, August 1, 1997                       -            -          24,000            0        3,694              -

Issuance of 24,000,000 shares of
  common stock for cash of $100,000, or
  $.0041667 per share, net of offering
  costs of $10,000, August 1, 1997                -            -      24,000,000          240       89,760              -

Issuance of 8,000,000 options to
  purchase common stock for services
  rendered valued at $10,000, or $.00125
  per option, August 1, 1997                      -            -               -            -       10,000              -

Issuance of 1,000  shares of Series A  preferred  stock for  business  plans and contact names valued at $.01, or
  $.00001 per share, August 1, 1997           1,000            0               -            -           (0)             -

Issuance of rounding shares                       -            -              44            0           (0)             -

Net income (loss) for the period ended
  December 31, 1997                               -            -               -            -            -        (42,301)
                                          ---------    ---------     -----------    ---------    ---------    -----------
BALANCE, December 31, 1997                    1,000            0      24,069,884          241      141,379        (42,301)

Net income (loss) for the year ended
  December 31, 1998                               -            -               -            -            -          4,209

                                   [Continued]



                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1997

                            THROUGH DECEMBER 31, 2001

                                   [CONTINUED]


                                                                                                                Deficit
                                                                                                              Accumulated
                                             Preferred Stock              Common Stock         Capital in     During the
                                            ____________________       ______________________   Excess of     Development
                                          Shares        Amount        Shares        Amount      Par Value        Stage
                                          ---------    ---------     -----------    ---------    ---------    -----------
BALANCE, December 31, 1998                    1,000            0      24,069,884          241      141,379        (38,092)

Net income (loss) for the year ended
  December 31, 1999                               -            -               -            -            -          3,892
                                          ---------    ---------     -----------    ---------    ---------    -----------
BALANCE, December 31, 1999                    1,000            0      24,069,884          241      141,379        (34,200)

Net income (loss) for the year ended
  December 31, 2000                               -            -               -            -            -          5,630
                                          ---------    ---------     -----------    ---------    ---------    -----------
BALANCE, December 31, 2000                    1,000            0      24,069,884          241      141,379        (28,570)

Net income (loss) for the year ended
  December 31, 2001                               -            -               -            -            -         (2,002)
                                          ---------    ---------     -----------    ---------    ---------    -----------
BALANCE, December 31, 2001                    1,000  $         0      24,069,884  $       241  $   141,379  $     (30,572)
                                           --------     --------      ----------     --------     --------     ----------

























                       The accompanying notes are an integral part of this financial statement.


                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS


                                                                               For the               From Inception
                                                                             Year ended              on February 11,
                                                                            December 31,              1997 Through
                                                                     __________________________       December 31,
                                                                       2001             2000              2001
                                                                     ------------      -----------       ----------
Cash Flows Provided by Operating Activities:

   Net Income (loss)                                             $         (2,002)  $        5,630   $      (30,572)
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
     Changes in assets and liabilities:
        Increase in accounts payable                                           79                -               79
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Operating
                  Activities                                               (1,923)           5,630          (30,493)
                                                                     ------------      -----------       ----------

Cash Flows Provided by Investing Activities                                     -                -                -
                                                                     ------------      -----------       ----------
                Net Cash Used by Investing Activities                           -                -                -
                                                                     ------------      -----------       ----------

Cash Flows Provided by Financing Activities:
   Proceeds from sale of common stock                                           -                -          141,620
                                                                     ------------      -----------       ----------
                Net Cash Provided by Financing Activities                       -                -          141,620
                                                                     ------------      -----------       ----------

Net Increase (Decrease) in Cash                                            (1,923)           5,630          111,127

Cash at Beginning of Period                                               113,050          107,420                -
                                                                     ------------      -----------       ----------
Cash at End of Period                                            $        111,127   $      113,050   $      111,127
                                                                     ------------      -----------       ----------

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                    $              -   $            -   $            -
     Income taxes                                                $              -   $            -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the year ended December 31, 2001:
         None

     For the year ended December 31, 2000:
         None




                      The accompanying notes are an integral part of these financial statements.

                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Space Launches Financing, Inc. ("the Company") was organized under the laws of the State of Nevada on February 11, 1997 as Transcendent Corporation to develop, manufacture and market a variety of specialty chemicals to industrial, commercial and retail clients. On November 26, 1997, the Company changed its name from Transcendent Corporation to Space Launches Financing, Inc. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accountin Standards ("SFAS") No. 141, "Business
     Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset
     Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restatement - On November 27, 1997, the Company effected a 1-for-200 reverse stock split. Subsequently, the Company effected a 4-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect these stock splits [See Notes 2 and 7].

                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.00001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. On August 1, 1997, the Company issued 1,000 shares of Series A preferred stock for business plans and contact names valued at $.01, or $.00001 per share. Each share of Series A preferred stock is entitled to one vote in the election of the Company's directors, just as with common stock shares. By unanimous vote, the holders of Series A preferred stock may elect two-thirds of the Company's Board of Directors. Each share of Series A preferred stock is entitled to $.01, if available, in the event of liquidation, dissolution, or winding up of the Company. Series A preferred shareholders have the right of first refusal should shares of Series A preferred stock be sold. The Company had 1,000 shares of Series A preferred stock issued and outstanding at December 31, 2001 [See Note 7].

     Common Stock - The Company has authorized 99,000,000 shares of common stock with a par value of $.00001. On February 11, 1997, in connection with its organization, the Company issued 42,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,100 (or $.05 per share).

     On April 16, 1997, the Company issued 1,840 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $30,826 (or $16.75326087 per share).

     On July 25, 1997, the Company issued 2,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $5,000 (or $2.50 per share).

     On August 1, 1997, the Company issued 24,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $3,694 (or $.15391667 per share).

     On August 1, 1997, in connection with a private offering, the Company issued 24,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $100,000 (or $.004 per share). In connection with the private offering, the Company also issued 8,000,000 options to purchase common stock for services rendered valued at $10,000, which has been accounted for as a stock offering costs and has been netted against the proceeds.

     Stock Options - On August 1, 1997, in connection with a private offering of common stock, the Company issued 8,000,000 options to purchase common stock at $.50 per share for services rendered valued at $10,000, or $.00125 per option. The options vested March 18, 1998 and are exercisable through December 31, 2004.

     Stock Split - On November 27, 1997, the Company effected a 200 to 1 reverse stock split and issued 44 rounding shares. The financial statements have been restated, for all periods presented, to reflect this stock split.

                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the years ended December 31, 2001 and 2000, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

     The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $30,600 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,400 and $9,700 as of December 31, 2001 and 2000,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $700 during the year ended December 31, 2001.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         SPACE LAUNCHES FINANCING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

     The following data shows the amounts used in computing earnings (loss) per share:


                                                                               For the               From Inception
                                                                            Years ended              on February 11,
                                                                            December 31,              1997 Through
                                                                         _________________________    December 31,
                                                                       2001               2000            2001
                                                                     ------------      -----------       ----------

         Net income (loss) available to
         common shareholders (numerator)                         $        (2,002)   $        5,630   $      (30,572)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in earnings (loss) per share
         for the period (denominator)                                  24,069,884       24,069,884       21,766,878
                                                                     ------------      -----------       ----------

     At December 31, 2001 the Company had 8,000,000 outstanding options which were not used in the computation of earnings (loss) per share because their effect would be anti-dilutive. Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

NOTE 7 - SUBSEQUENT EVENTS

     Agreement and Plan of Reorganization - On February 5, 2002, the Company entered into an agreement and plan of reorganization with PolyDerm, Inc. The agreement calls for the Company to issue 29,640,969 shares of common stock with 24,069,884 shares issued to PolyDerm, Inc. shareholders for all 2,652,200 shares of common stock of PolyDerm, Inc. and with 5,571,085 shares issued to consultants. The Company will also pay $100,000 and sign a $50,000 note payable to the consultants. The note payable is expected to accrue interest at 6% per annum and be due on demand. The agreement also calls for the Company to cancel 1,000 shares of Series A preferred stock, change its name to PolyDerm, Inc., and effect a 4-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect this stock split. In connection with the merger, the Company's officer resigned and new officers were appointed. Final consummation of the merger is not guaranteed.