Form 10QSB
period 2002-03-31
SPACE LAUNCHES FINANCING INC
filed 2002-06-06
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       53,710,864
----------------------------------                      ----------------------
Title of Class                                     Number of Shares outstanding
                                                              at March 31, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          March 31,
                                                                                              2001              2002


              Current Assets
                     Cash                                                                      44,662            82,746
                     Accounts receivable - related party                                       39,500                --
                     TOTAL CURRENT ASSETS                                                      84,162            82,746

                     Equipment, less accumulated
                       depreciation of $3,164 and $3,427                                        6,328             6,065

              Other Assets
                     Technology                                                                   221               221
                     Organization costs, less accumulated
                       amortization of $460 and $520                                              740               680



                     TOTAL ASSETS                                                       $      91,452    $       89,712


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                        $          --    $        3,116
Note payable                                                                                       --            50,000


Total Current Liabilities                                                               $          --    $       53,116

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 100,000 shares
authorized, 0 and 1,000 shares of Series A outstanding                                              0                 0

Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 53,710,864 shares issued and outstanding                                            241               537

Additional paid-in capital                                                                    202,180           162,908

Deficit accumulated during the development stage                                            (110,969)         (126,849)


              TOTAL STOCKHOLDERS' EQUITY                                                       91,452            36,596



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $      91,452    $       89,712












                                The  accompanying  notes are an integral part of
the financial statements.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 4, 2000)
                                                                                          March 31,                        TO
                                                                                  2002                 2001          March 31, 2002





REVENUES                                                                    $             --      $          --       $           --



OPERATING EXPENSES

  Research and Development                                                                --             10,000               73,203
  General and Administrative                                                          16,051             19,766               57,923


TOTAL OPERATING EXPENSES                                                              16,051             29,766              131,126

OTHER INCOME - Interest                                                                  171              1,208                4,277

NET INCOME (LOSS)                                                                   (15,880)      $    (28,558)       $    (126,849)

NET INCOME (LOSS) PER SHARE                                            $  --               $    --            $     --




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING



































                 See accompanying Notes to Financial Statements.


                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 4, 2000)
                                                                                          March 31,                        TO
                                                                                  2002                 2001          March 31, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                                                         $       (15,880)      $    (28,558)       $    (126,849)

Adjustments to operating expenses
  Increase in Accounts payable                                                         3,116             10,000                3,116
  Depreciation                                                                           791                791                3,427
  Amortization                                                                            60                 60                  520
  Decrease in accounts receivable-
     related party                                                                    39,500                 --                   --



  Net cash flows from operating
   activities                                                                         27,587           (17,707)       (119,786)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization Costs                                                                      --                 --              (1,200)
  Purchase of Equipment                                                                   --                 --              (9,492)
  Acquisition of Technology rights for stock                                              --                 --                (221)
  Net cash flows from investing activities                                                --                 --             (10,913)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Increase in notes payable                                                          50,000                 --               50,000
   Sale of Common Stock                                                             (39,503)                 --              163,445


  Net Cash flows from financing
   activities                                                                         10,497                 --              213,445

NET INCREASE (DECREASE) IN CASH                                                       38,084           (17,707)               82,746

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                           44,662            136,980                   --



CASH BALANCE AT END OF
  PERIOD                                                                    $         82,746      $     119,273       $       82,746




















                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2002


NOTE 1- GENERAL

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2001 audited financial statements. The results of operations for the three and nine months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Receivable - Related Party - As of December 31, 2001 an officer/shareholder of the Company owed $39,500 to the Company. This was repaid in the quarter ended March 31, 2002.

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4- ACQUISITION OF POLYDERM, INC.

     On January 20, 2002, the Company entered into an Agreement and Plan of Reorganization with PolyDerm, Inc. (the "Agreement"), pursuant to which Agreement the Company agreed to acquire PolyDerm, Inc. for 24,069,896 shares of Company Common Stock. In addition 1,382,771 shares were issued to parties arranging the transaction. Pursuant to the Agreement, and subject to the satisfaction of certain conditions, all of which were satisfied or waived, the closing of the transaction took place on February 5,2002. The Company a 4-for-1 forward stock split of its common stock to shareholders of record on February 12, 2002, and all share amounts herein have been restated for the stock split. As a result of the transaction, there are 53,710,864 shares outstanding. The stockholders of PolyDerm, after the acquisition, owned a controlling interest in the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, PolyDerm is the accounting acquirer and the Company is the accounting acquiree. The Company and PolyDerm are collectively referred to as (the Company). The Company has adopted a December 31 year end. The financial statements from inception through February 5, 2002 are those of PolyDerm,

     Inc., the accounting acquirer. Subsequent to February 5, 2002, the financial statements reflect the consolidated position and operations of Space Launches Finances, Inc. (Company) and PolyDerm, Inc..

     The Company is engaged in the development and marketing of a proprietary skin technology; however, the Company has not commenced planned principal operations and has not recognized any revenues related to such planned operations. Accordingly, the Company is considered a development stage company as defined in SFAS No. 7.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION

     The Company has sufficient cash on hand to continue its clinical trials of its proprietary technology. Management has not yet determined the level of funding required once research and development activities are complete.


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

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits--None

     Reports on Form 8-K--The Company filed a Form 8-K dated February 5, 2002 to report the acquisition of PolyDerm, Inc., as desiclosed under Item 1 - Notes to Condensed Financial Statements.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SPACE LAUNCHES FINANCING, INC.



Date:     June 6, 2002                                     By:/s/ Philip Faris
                                                               ----------------
                                                                   Philip Faris,
                                                 President and Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                             authorized officer)