Form 10QSB/A
period 2002-03-31
SPACE LAUNCHES FINANCING INC
filed 2002-10-04
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                  FORM 10-QSB/A

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                     29,640,968
----------------------------------                      ----------------------
Title of Class                                     Number of Shares outstanding
                                                              at March 31, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.




                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          March 31,
                                                                                              2001              2002


              Current Assets - Cash                                                           111,127             9,471

              TOTAL ASSETS                                                              $     111,127    $        9,471



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - Note payable                                                      $          --            50,000
                                                                                         ------------    --------------

STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 24,069,884 and 29,640,968 shares
  issued and outstanding                                                                          241               296

Additional paid-in capital                                                                    141,379           141,324

Accumulated deficit during the development stage                                             (30,493)         (182,149)


              TOTAL STOCKHOLDERS' EQUITY                                                      111,127          (40,529)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $     111,127    $        9,471




















                                The  accompanying  notes are an integral part of
the financial statements.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 11, 1997)
                                                                                          March 31,                        TO
                                                                                  2002                 2001          March 31, 2002





REVENUES - Interest                                                         $            327      $       1,557       $       21,198



OPERATING EXPENSES

  General and Administrative                                                         151,983              5,139              203,347


TOTAL OPERATING EXPENSES                                                             151,983              5,139              203,347


NET INCOME (LOSS)                                                                  (151,656)      $     (3,582)       $    (182,149)

NET INCOME (LOSS) PER SHARE                                            $($.01)             $   Nil            $  (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                            28,402,948         24,064,884




































                 See accompanying Notes to Financial Statements.




                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (Feb. 11, 1997)
                                                                                          March 31,                        TO
                                                                                  2002                 2001          March 31, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                                                         $      (151,656)      $     (3,582)       $    (182,149)
    Adjustment-Decrease in Current Liabilities                                        50,000                                  50,000



  Net cash flows from operating
   activities                                                                      (101,656)            (4,336)       (132,149)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,621


  Net Cash flows from financing
   activities                                                                                                                141,621

NET INCREASE (DECREASE) IN CASH                                                    (101,656)            (4,336)                9,471

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                          111,127            113,050                    0



CASH BALANCE AT END OF
  PERIOD                                                                    $          9,471      $     108,714       $        9,471
































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

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine and three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

         The financial statements reflect a one-for-four stock split effected as of February 5, 2002, and the issuance of 5,571,084 shares in a merger transaction which has been rescinded. In connection with the transaction the Registrant incurred a note payable of $50,000 payable to an investment banker.

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


                                                  SPACE LAUNCHES FINANCING, INC.



Date:     October 2, 2002                                     By:/s/ Luc Badel
                                                                 -------------
                                                                   Luc Badel,
                                                President and Chief Financial
                                                Officer (chief financial officer
                                                and accounting officer and duly
                                                             authorized officer)