Form 10QSB
period 2002-03-31
SPACE LAUNCHES FINANCING INC
filed 2002-10-04
CIK 1098009

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      29,640,968
----------------------------------                       ----------------------
Title of Class                                    Number of Shares outstanding
                                                               at June 30, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.



                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            Dec. 31,          June 30,
                                                                                              2001              2002


              Current Assets - Cash                                                           111,127               539

              TOTAL ASSETS                                                              $     111,127    $          539



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - Note payable                                                      $          --            50,000
                                                                                         ------------    --------------

STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
  authorized; 24,069,884 and 29,640,968 shares
  issued and outstanding                                                                          241               296

Additional paid-in capital                                                                    141,379           141,324

Accumulated deficit during the development stage                                             (30,493)         (191,081)


              TOTAL STOCKHOLDERS' EQUITY                                                      111,127          (49,461)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $     111,127    $          539





















                                The  accompanying  notes are an integral part of
the financial statements.




                         SPACE LAUNCHES FINANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                     June 30,                             June 30,                         TO
                                              2002             2001               2002                 2001           June 30, 2002





REVENUES - Interest                     $          356    $      (2,798)    $             29      $     (1,241)       $       21,727



OPERATING EXPENSES
  General
      and Administrative                       160,944             5,377               8,961                238              212,808


TOTAL OPERATING EXPENSES                       160,944             5,377               8,961                238              212,808


NET INCOME (LOSS)                            (160,588)           (2,579)             (8,932)            (1,003)            (191,081)

NET INCOME (LOSS)
    PER SHARE                           $       ($.01)    $          Nil    $            Nil      $         Nil




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      29,025,378        24,069,884          29,640,968         24,069,884




































                 See accompanying Notes to Financial Statements.



                          SPACE LAUNCHES FIANCING, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                 (Feb. 11, 1997)
                                                     June 30,                             June 30,                         TO
                                              2002             2001               2002                 2001           June 30, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $    (160,588)    $      (2,579)    $        (8,932)      $       1,003       $    (191,082)
  Decrease in
     Current Liabilities                         5,000             (754)                                                      50,000



  Net cash flows from operating
   activities                                  110,588           (3,333)               8,932              1,003            (141,082)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      141,621


  Net Cash flows from financing
   activities                                                                                                                141,621

NET INCREASE (DECREASE)
  IN CASH                                      110,588           (3,333)             (8,932)              1,003                  539

CASH BALANCE AT BEGINNING
  OF PERIOD                                    111,127           113,050               9,471            108,714                    0



CASH BALANCE AT END OF
  PERIOD                                           539           109,717    $            539      $     109,717       $          539

























                 See accompanying Notes to Financial Statements.

                                          SPACE LAUNCHES FINANCING, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2002


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months ended June 30, 2002 and 2001, and the cash flows for the three months ended June 30, 2002 and 2001.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

         The financial statements reflect a one-for-four stock split effected as of February 5, 2002, and the issuance of 5,571,084 shares in a merger transaction, which has been rescinded. In connection with the transaction the Registrant incurred a note payable of $50,000 payable to an investment banker.

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