Form 10-Q
period 2012-03-31
CROWN MARKETING
filed 2012-05-15
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-27873

CROWN MARKETING

 (Exact name of registrant as specified in its charter)

Wyoming

98-0178621

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

25 Mountaire Court, Highland Avenue London, UK

 NW9 0QA

(Address of principal executive offices)

 (Zip Code)

Registrant’s telephone number: +447896150866

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,346,760 shares of common stock issued and outstanding as of May 14, 2012.

CROWN MARKETING

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and

June 30, 2011

4

Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2012 and 2011

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended

March 31, 3012 and 2011

6

Notes to the Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	JUNE 30,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$132	$6,725

Total Current Assets	132	6,725

TOTAL ASSETS	$132	6,725

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Notes payable	$4,666	$--
Accrued interest	33	--
Accounts payable	5,406	5,815
Accounts payable - related party	--	3,809

Total Current Liabilities	10,105	9,624

Total Liabilities	10,105	9,624

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 4,346,760 shares
issued and outstanding, respectively	21,160	21,100
Accumulated Deficit	(31,133)	(23,999)

Total Stockholders' Deficiency	(9,973)	(2,899)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$132	$6,725

See accompanying Notes to Consolidated Condensed Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE	FOR THE	FOR THE	FOR THE	FOR THE
	NINE	NINE	THREE	THREE	PERIOD
	MONTHS	MONTHS	MONTHS	MONTHS	July 8, 2009
	ENDED	ENDED	ENDED	ENDED	(INCEPTION)
	March 31,	March 31,	March 31,	March 31,	THROUGH
	2012	2011	2012	2011	Mar. 31, 2012

REVENUES	$4,500	$--	$--	$--	$4,500

COST OF GOODS SOLD	456	--	--	--	456
GROSS PROFIT	4,044				4,044

EXPENSES	11,145	20,175	4,417	310	35,144

Operating Loss	(7,101)	(20,175)	(4,417)	(310)	(31,100)

Other expense - interest	(33)	--	--	--	(33)

NET LOSS	$(7,134)	$(20,175)	$(4,417)	$(310)	$(31,133)

Net Loss per share - basis and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
- basic and diluted	4,346,760	4,346,760	4,346,760	4,335,883

See accompanying Notes to Condensed Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

				FOR THE
	FOR THE	FOR THE		PERIOD
	NINE	NINE		July 8, 2009
	MONTHS	MONTHS		(INCEPTION)
	ENDED	ENDED		THROUGH
	March 31, 2012	March 31, 2011		March 31, 2012
	(Unaudited)	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,134)	$(20,175)		$(31,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in prepaid state filing fees	--	5,475		--
Increase in accounts payable and accrued expenses	(376)	5,815		5,439
Cash overdraft	--	(7,050)		--
Accounts payable -related party	(3,809)	3,559		--
Net cash used in operating activities	(11,319)	(12,376)		(25,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
and warrants	--	12,800	--	13,500
Proceeds from notes payable	4,666	--		4,666
Contribution to capital by officer	60	7,600		7,660
Net cash provided by financing activities	4,726	20,400		25,826

Net increase (decrease) in cash and
cash equivalents	(6,593)	8,024		132
Cash and cash equivalents, beginning of period	6,725	--		--
Cash and cash equivalents, end of period	$132	$8,024		$132

Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--		$--
Income taxes paid	$--	$--		$--

See accompanying Notes to Condensed Consolidated Financial Statements

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED NINE MONTHS ENDED MARCH 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO MARCH 31, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Green4Green was organized as a Wyoming corporation on July 8, 2009. On July 14, 2010, Crown Marketing (the "Company"), a successor by merger to SPCL Holding Corporation, acquired Green4Green pursuant to an Agreement and Plan of Reorganization (the Agreement).  The Company acquired all of the outstanding shares of Green4Green in exchange for 4,000,000 newly issued shares of the Company's Common Stock.  Pursuant to the Agreement, the issued and outstanding common shares of Green4Green were exchanged on a one-for-one basis for common shares of the Company.  After the merger was completed, the Green4Green shareholders owned approximately 98% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Green4Green deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 89,080 shares of common stock upon completion of the transaction.  After the acquisition, the Company closed on the issuance of 240,000 shares of common and warrants for cash of $12,000 (See Note 5).

The Company is engaged in the wholesaling of generic pharmaceuticals to the developing world.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standards (“SFAS”) No 7, “Accounting and Reporting by Development State Enterprises.”)

These consolidated financial statements include the accounts Green4Green and the Company.  All intercompany transactions and accounts have been eliminated in consolidation.

Interim Financial Statements

The accompanying consolidated financial statements as of and for the periods ended March 31, 2012 and 2011  have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results and operations, changes in stockholders' deficiency and cash flows at March 31,  2012 and 2011 and for all periods presented herein, have been made. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements included in the Company's Registration Statement on Form S-1, file no. 333-176776.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the periods ended March 31, 2012 are not necessarily indicative of the results of operations for the full year.

Revenue Recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED NINE MONTHS ENDED MARCH 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO MARCH 31, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others, the fair value of shares issued for services. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Fair Value Measurements

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of March 31, 2012 and March 31, 2011, common stock equivalents were comprised of warrants exercisable into 2,400,000 shares of the Company’s common stock.  For the nine and three months ended March  31, 2012 and 2011, and the period July 8, 2009 (inception) to March 31, 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED NINE MONTHS ENDED MARCH 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO MARCH 31, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options, and warrants to purchase shares of its common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option awards issued and vesting to employees in accordance with authorization guidance of the FASB whereas the value of stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

The Company accounts for stock options and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED NINE MONTHS ENDED MARCH 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO MARCH 31, 2012

NOTE 2 - GOING CONCERN

The Company incurred a net loss of $7,134 for the nine months ended March 31, 2012.  The Company's liabilities exceed its assets by $9,973 as of March 31, 2012.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  achieve,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan. The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable-related party represent funds advance to the Company from an officer of the Company.  The advances are unsecured, due on demand, and non-interest bearing.

NOTE 4 – INCOME TAXES

As of March 31, 2012 and June 30, 2011, the Company had net operating loss carryforwards of approximately $31,000 and $24,000, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $10,897 and $8,400 at March 31, 2012 and June 30, 2011, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

As of

As of

March 31, 2012

June 30, 2011

Net deferred tax assets before

  valuation allowance

$

10,897

$

8,400

Less: Valuation Allowance

(10,897)

8,400

Net deferred tax assets

--

--

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED NINE MONTHS ENDED MARCH 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO MARCH 31, 2012

NOTE 4 – INCOME TAXES - CONTINUED

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

As of

As of

March 31, 2012

June 30, 2011

Tax expense at the U.S.

  statutory income tax

$

(35%)

(35%)

Statutory state income tax

--

--

Increase in valuation allowance

35%

35%

Effective tax rate

--

--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at March 31, 2012 or June 30, 2011.

The Company has authorized an unlimited number of shares of no par value common stock, of which 4,346,760, and 4,346,760 shares are outstanding at March 31, 2012 and  June 30, 2011, respectively.

In the fiscal year ended June 30, 2011, the Company issued 89,080 shares in the reverse acquisition as described in Note 1.

In July 2010, the Company sold 240,000 units of its common stock for an aggregate consideration of $12,000.  Each unit consisted of 1 share of common stock and 10 warrants to acquire a share of the Company’s common stock at an exercise price of $0.07 per share with expiration date on December 31, 2014 (2,400,000 warrants in aggregate).  As of  March 31, 2012 and June 30, 2011, the Company has outstanding and exerciseable warrants of 2,400,000 resulting from this transaction.

In March 2011, the Company sold 11,000 shares of its common stock for cash for net proceeds of $1,100.

The officer and director contributed $7,200 in cash to the Company in March, 2011, and $60 in the quarter ended December 31, 2011.

NOTE 6 – NOTE PAYABLE

The note payable represents amounts loaned to the Company during the March 31, 2012 quarter, and is represented by a written unsecured note payable on demand with interest at 4%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crown Marketing,(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Plan of Operations

Critical Accounting Policies and Estimates

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions are eliminated on consolidation.

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Plan of Operations

We did not enjoy any revenues until the quarter ended December 31, 2011. We had losses of $7,134 and $20,175 for the nine months ended March 31, 2012 and 2011,  respectively. Our operating expenses consist primarily of costs related to the purchase, warehousing and transport of inventory, in addition to expenses associated with the cost of being public of no more than $2,500 per month.  However, management has been able to hold costs much lower than this level in the past few months. As of March 31, 2012 we had $132 in cash. Our officer/shareholder is providing substantially all of our working capital and will continue to do so until at least June 30, 2012. We had limited sales of $4,500  in the December 31,  2011 quarter, to one person, with a gross margin of $4,044. Since this was a disposal of inventory to another wholesaler, this gross margin is not representative of future results, which will likely be a lower gross margin as a percentage of sales. We are seeking suppliers for inventory. We disposed of the  inventory in October 2011 since we did not believe that it had consistent quality.

We had accounts payable and accrued expenses of $5,439 as of March 31, 2012, which represented amounts due for operating expenses and interest. We also borrowed $4,666 from a third party at 4%, due on demand. We used $6,593 of cash in the nine months ended March 31, 2012 to repay related party debt of $3,809, purchase inventory of $456 and to pay down accounts payable. Our cash was $132 as of March 31, 2012.

Our cash needs in the year ended June 30, 2012 are estimated to be $50,000. We sold 240,000 Units for net proceeds of $12,000 in June 2010, and sold 11,000 shares for net proceeds of $1,100 in March 2011 including $300 which was received in April 2011.  Our officer and director contributed $400 and $7,200 to capital in cash in July 2010 and March 2011, respectively, and $60 in the six months ended December 31, 2011.  These amounts together with advances from management and loans from third parties should be sufficient to cover our cash needs through the end of the year ended June 30, 2012, at which time, unless we receive revenues, we will be required to obtain additional funding. We have no arrangement or understanding pursuant to which we might obtain such funding.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Forward Looking Statements

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to our attaining certain milestones, including:

o     our success in entering into favorable arrangements  with pharmaceutical distributors;

o     the success of our marketing efforts;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MARKETING

Dated: May 15, 2012	By:	/s/ Igor Produn
Igor Produn
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

16