Form 10-Q/A
period 2012-03-31
CROWN MARKETING
filed 2012-06-05
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

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

CROWN MARKETING

Dated: June 5, 2012	By:	/s/ Igor Produn
Igor Produn
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

16