Form 10-K
period 2012-06-30
CROWN MARKETING
filed 2012-10-02
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-27873

CROWN MARKETING

(Exact name of registrant as specified in its charter)

Wyoming

98-0178621

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

710 Market Street, Chapel Hill, North Carolina                                               27516

(Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code: (919) 428-3600

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES       NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES            NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES   X        NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES   X        NO

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES           NO  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $4,500

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012 was not determinable based on the lack of trading of its common stock.

The number of shares outstanding of the issuer's classes of Common Stock as of  September 28, 2012 was 190,067,600

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Crown Marketing expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

Crown Marketing, a Wyoming corporation (the "Company" “us” or “we”) was incorporated on July 6, 2010 and is the successor by merger to Space Launch Financial, Inc.  ("SPCL").  SPCL had its stated objective the funding of satellite launches, but did not generate any revenues in this proposed business.  In July 2010, SPCL underwent a holding company reorganization under Delaware law, pursuant to which it became a wholly-owned subsidiary of SPCL Holding Corporation, and SPCL, together with its assets and liabilities, was sold to a non-affiliated third party. SPCL Holding Corporation subsequently reincorporated in Wyoming by merger into the Company.

The Company carries on all of its operations through its Wyoming subsidiary, Green4Green, which was formed on July 8, 2009. The Company, which then had 890,800 shares outstanding (including 317,100 shares held by management), acquired Green4Green (wholly owned by then Management)  pursuant to an Agreement and Plan of Reorganization (the “Agreement”).  The Company acquired all of the outstanding shares of Green4Green in exchange for 40,000,000 newly issued shares of the Company's Common Stock.  Pursuant to the Agreement, the issued and outstanding common shares of Green4Green were exchanged on a one-for-one basis for common shares of the Company.  After the merger was completed, the Green4Green shareholders owned approximately 98% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Green4Green deemed to be the accounting acquirer and the Company deemed to be the legal acquirer. As a result of the reverse merger, the historical accumulated deficit of SPCL was eliminated.  Green 4Green is a wholesale distributor of generic pharmaceuticals. On September 9, 2012, the Company filed a Registration Statement on Form S-1, file no. 333-176776 containing complete "Form 10" information.

In June 2012, we acquired patent rights related to controlled release technology from an unaffiliated party. In September, 2012, the Company acquired two additional patents and related intellectual property from Farrington Pharmaceuticals, LLC, a company controlled by our President and Chief Financial Officer,  by the issuance of a promissory note in the amount of $140,000 and 122,600,000 restricted shares of common stock. The intellectual property will be held by the Company's wholly-owned licensing subsidiary. The patents protect broad claims for novel controlled release technology applicable to oral and transdermal pharmaceuticals and nutraceuticals, and other applications.

Our Business

Historically we have been engaged in the wholesale distribution of non-addictive generic pharmaceutical products to non-US distributors.  With the September 2012 acquisition of the controlled release technology (CDDT), we intend to devote most of our resources to (a) licensing CDDT to pharmaceutical companies, (b) developing one or more proprietary applications of CDDT to generic pharmaceuticals and/or over-the-counter medications, and (c) developing other applications of CDDT including the nutraceuticals market.  We also intend to expand our historical generic pharmaceutical distribution business as well.

The US Pharmaceutical Industry

The following italicized text is taken from the US government website at www. www.selectusa.commerce.gov/industry-snapshots/pharmaceutical-industry-united-states:

The U.S. Pharmaceutical Industry

The United States is the world’s largest market for pharmaceuticals and the world leader in biopharmaceutical research. U.S. firms conduct 80 percent of the world’s research and development in biotechnology and hold the intellectual property rights to most new medicines. In 2010, the pharmaceutical sector employed approximately 272,000 people (source:  Bureau of Labor Statistics), and according to the Pharmaceutical Research and Manufacturers of America (PhRMA), those manufacturers spent $67.4 billion on research and development in 2010.

The markets for biologics, over-the-counter (OTC) medicines, and generics show the most potential for growth and have become increasingly competitive. Biologics, valued at $67 billion in 2010 (source:  IMS Health), account for a quarter of all new drugs in clinical trials or awaiting Food and Drug Administration approval. OTC market growth will be driven by a growing aging population and consumer trend to self-medication, and the conversion of drugs from prescription to non-prescription or OTC status. Generic drug sales in the United States were valued at $78  billion in 2010 (source:  IMS Health).

The U.S. market is the world’s largest free-pricing market for pharmaceuticals and has a favorable patent and regulatory environment.  Product success is largely based on competition in product quality, safety and efficacy, and price. U.S. government support of biomedical research, along with its unparalleled scientific and research base and innovative biotechnology sector, make the U.S. market the preferred home for growth in the pharmaceutical industry.

Industry Subsectors

Originator chemically synthesized drugs and biotechnology-derived drugs are developed as a result of extensive research and development (R&D) and clinical trials in both humans and animals.  The originator relies on patents and other forms of intellectual property rights to justify the investment required to bring a product to market.

Generic drugs are duplicative copies of originator chemically-synthesized drugs that contain the same active ingredient, are identical in strength, dosage form, and route of administration.  The prices of generic drugs are typically lower than the prices of originator drugs, particularly in the U.S. market where they are typically sold at a substantial discount from originator drug prices.

Over-the-Counter (OTC) drugs are distinguished from originator and generic drugs in that consumers do not need a prescription to purchase the drug.  OTC drugs are considered by regulators to be safe for self-diagnosis and self-medication.

Active Pharmaceutical Ingredients (APIs) and Excipients. Medication, in dosage form, is composed of active pharmaceutical ingredients (APIs) and excipients.  APIs are the ingredients that make drugs effective.  Excipients are inert substances that give a medication its form, such as cornstarch (to make a tablet) or sterile water (to make a liquid) and serve as a delivery vehicle to transport the active ingredient to the site in the body where the drug is intended to exert its action.

Biosimilars, or Follow-on Biologics, are versions of biological products that reference the originator product in applications submitted to a regulatory body.   With the signing into law of healthcare reform legislation in March 2010, the FDA is authorized to approve biosimilars or follow-on versions of biologic drugs that were approved under the Public Health Service Act. The FDA is in the process of developing implementing guidelines and procedures to determine the extent of testing necessary to establish similarity of a follow-on product with a reference originator biologic.

US pharmaceutical market sales were $279 billion in 2009.  Pharmaceutical companies are believed to be under tremendous pressure from generics: from 2011 to 2014, drugs representing sales of $95 billion will go off patent. We believe that our technology can be viewed by the industry as a way for pharmaceutical companies to extend the value of their products using our CDDT.

Controlled Drug Delivery Issues

Our controlled drug delivery technology is patented and, we believe, revolutionizes drug delivery. Although compressed medicine tablets and medicine capsules were invented in the 19th century, the medicine pill dates from ancient times.  Tablets or capsules deliver their active ingredients to the bloodstream  by first dissolving in the stomach. For every drug there is an optimal therapeutic level. Too little, and the drug is less effective and even harmful (eg, with antibiotics, low amounts merely build resistance). Too much can be toxic and cause undesirable side effects. The rate at which the active ingredient is made available to the bloodstream depends on physiological factors such as stomach pH levels and the chemical characteristics of the active ingredient. Typically, drugs enter the bloodstream at a high level and the plasma concentration declines over time according to the plasma half life of the drug and the individual patient.  For example, after 18-50 hours after ingestion, the blood plasma concentration of the muscle relaxant Clonazapam is half of the initial plasma concentration. Ibuprofen has a half life of 2-3 hours. Chemotherapy drug Oxaliplatin has a half life of 14 minutes.

Generally speaking, the shorter the half life, the more frequent of an administration is required; and the larger variation in blood plasma concentration (high concentration upon initial ingestion and low concentration after the passage of time). In order to ensure sufficient therapeutic levels of the drug, dosage is often a compromise between the toxicity of the initial concentration and the minimum therapeutic level required. Until CDDT, controlled drug delivery was largely accomplished primarily by chemical means. Either the active ingredient is given a dissolvable coating, is combined with fillers or excipients which slow absorption, or is provided as part of another chemical compound which metabolizes over time into the active ingredient. The principal drawbacks with using chemical means to control oral or transdermal drug delivery are that the rate of the chemical reaction varies among individuals, so that it is not precise, and secondly, formulating, testing, and regulatory approval of the chemical compound can be very expensive and lengthy, since the manufacturer must account for the interaction of the active ingredient and the chemical compound. This extended regulatory process means that a manufacturer may need to obtain regulatory approval twice: once for the original formulation of the drug, and again for the controlled release formula.

CDDT ensures that the optimum therapeutic level of the drug is available to the human body, over a longer time, often 24 hours, and does so in a simple, elegant fashion which is uniform among individuals and usually does not interact with the active ingredient, simplifying regulatory approvals.

How our CDDT Works.

The Company's CDDT works using the principle of diffusion, not via chemical means. No chemical compound or coating is required for water soluble drugs utilizing CDDT; non-soluble drugs only require employment of an emulsifier. The tablet is formed in the shape set forth in the diagram above, and covered with an impermeable coating. An orifice is then laser drilled through the coating on the top of the tablet. The rate at which the drug exits the pill is a mathematical formula derived based on the angle of the gradient, the size of the drug molecule, and the size of the orifice. Much like gravity causes an hourglass to empty at a constant rate and time, diffusion causes our CDDT pill to release the drug at an exact, constant rate during the its passage through the gastrointestinal tract--regardless of the individual patient's gastrointestinal chemistry. Having delivered its contents, the pill is harmlessly eliminated by the body.

Since CDDT does not require the use of any chemical agent to accomplish controlled delivery, troublesome interactions with controlled release chemicals are simplified and completely eliminated with the majority of drugs which are water soluble.  We believe that we can license CDDT to pharmaceutical manufacturers which seek to introduce a controlled release version of their drugs, in a more timely and cost effective manner.

We are also engaged in preliminary development of applications of CDDT to generics and over-the-counter medications and  nutraceuticals which we may market and sell under our own label. The development of our own product lines would be much more costly and complicated than licensing, but would probably result in higher revenues to the Company.

Veterinary and Other Applications

We intend to develop applications of our CDDT to the veterinary industry, focusing on the home companion animals (dogs and cats). Since pet owners at times have difficulty administering medications to their pets, we believe that CDDT can enable the prescribing of one pill a day and ease patient compliance.

CDDT is also applicable to any situation in which a dosage is desired to be administered on a measured level over time, such as mosquito control in lakes and ponds.

Existing Generic Pharmaceutical Business

We will continue to devote a limited amount of our resources to developing our generic distribution business as it can eventually be synergistic with our CDDT products.

Employees and Outside Services

The Company's only employee at the present time is its sole executive officer and director, who devotes full time to the affairs of the Company.  (See "Management"). Remaining administrative (non-policy making) officers  and consultants and technical personnel such as marketing specialists are being compensated as independent contractors.  We pay these persons on a contract basis as required. Manufacturing of our proprietary products will also be contracted out to independent third parties.

Intellectual Property

We currently are the assignee on two US patents relating to CDDT, both entitled “Sustained Release Delivery Systems for Solutes,” patent number -2001-0039414, expiring in 2018 and 2003-06569152, expiring in 2020.

The intellectual property supporting the CDDT is comprehensively formulated to allow for the broad application of the technology with regard to the mode of administration, the desired release pattern, the type of compounds employed and the dosage form.  The resulting platform encompasses the medicinal use of the technology for the enteral and parenteral administration of drugs with provisions made for local and systemic parenteral uses.  In addition, the technology can be employed to regulate time to first release of drug, extent of initial bolus release and duration of controlled release, with considerations given to the different gastric and intestinal environments.  The technology is suited for the formulation of ethical and OTC drugs, including the branding of generics.  Non-medicinal applications, though not explicitly addressed in this document, include the use of the technology in the areas of water treatment, odor control and experimental research.

In particular, the patent applications cover drug delivery devices that allow for linear, sustained-release of solutes with adjustable initial release kinetics.  The drug delivery device is comprised of at least one dispenser having a solute reservoir element defined by a fluid-impervious or solute-impervious wall and having an orifice, source element, in fluid registry with a gradient forming element that has a release orifice.  It is the gradient forming element that prevents an initial burst and release of solute while promoting controlled, prolonged near-zero-order release.

We are also in the process of developing other intellectual property and are the assignee on an additional provisional patent application relating to controlled release on a weight loss formulation

Maintaining patents, defending patents against infringement claims, and prosecuting competitors who might seek to infringe upon our patents can be costly. We have limited resources for patent litigation.

Competition

CDDT will compete with existing technologies, primarily chemical based, for the controlled release of drugs. Our competitors generally have more financial resources and longer operating history than we do. We believe that we can compete on the basis of better technology, but there can be no assurance that competitors will not attempt to design around our patent nor that new technologies could be invented. The worldwide generic pharmaceutical distribution industry is highly competitive and largely fragmented. Some of the strongest competition will likely arise from the countless online distributors that cater to regional markets.

Item 1A. RISK FACTORS.

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

We use a limited amount of office space from our officer and director. We plan to locate approximately 500 to 1,000 square feet of dedicated office space in or near the Research Triangle area near Chapel Hill in the very near future.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol CWNM.OB since June 8, 2012. There has been no trading of the common stock through June 30, 2012.

(b)

Holders

As of September 28, 2012, there were approximately 75 record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2012

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

      exercise of existing  outstanding options,   (excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended June 30, 2012 and 2011.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2012

All share issuances have been previously reported.

 Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

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

Plan of Operations

We did not enjoy any revenues until the quarter ended December 31, 2011. We had losses of $56,261 and $22,024 for the years ended June 30, 2012 and 2011. Our operating expenses consist primarily of costs related to the purchase, warehousing and transport of inventory, in addition to expenses associated with the cost of being public of no more than $2,500 per month.  However, management has been able to hold costs much lower than this level in the past few months.  Our officer/shareholder is providing all of our working capital other than those from warrant exercises and will continue to do so until at least June 30, 2013. We had limited sales of $4,500  in the December 31,  2011 quarter, to one person, with a gross margin of $4,044. Since this was a disposal of inventory to another wholesaler, this gross margin is not representative of future results, which will likely be a lower gross margin as a percentage of sales. We are seeking suppliers for inventory. We disposed of the  inventory in October 2011 since we did not believe that it had consistent quality.

Our cash needs in the year ended June 30, 2012 were primarily met by extension of loans of $9,666 from a shareholder, and increase in accounts payable to another affiliated party of $40,972. As of June 30, 2012 we had minimal cash on hand, but we received $56,000 in August 2012 from the exercise of Class A Warrants. We believe we will be able to receive, prior to December 31, 2012,  the remaining $112,000 due on promissory notes from warrants exercised in the quarter ended  September 30, 2012, and that this amount will cover our operating expenses through that time. After December 31, 2012, we will need approximately $750,000 for marketing and development. Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of  ASU 2011-05 will affect the Company’s results of operations, financial condition or liquidity.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

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

Our future operating results are subject to our attaining certain milestones, including:

o     our success in entering into favorable arrangements  with pharmaceutical licensees;

o     the success of our develop and marketing efforts for our own products;

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since the Company is a smaller reporting company.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CROWN MARKETING

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

           Page

Report of Independent Registered Public Accounting Firm

12

Consolidated Balance Sheets as of  June 30, 2012 and 2011

13

Consolidated Statements of Operations for the years ended June 30, 2012 and 2011,  and for the period July 8, 2009 (inception) to June 30, 2012

14

Consolidated Statements of Changes in Stockholders’ Deficiency for the period

July 8, 2009 (inception)  to June 30, 2012

15

Consolidated Statements of Cash Flows for the  years ended June 30, 2012 and 2011,  and for the period July 8, 2009 (inception) to June 30, 2012

16

Notes to Consolidated Financial Statements

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Crown Marketing

Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Crown Marketing, a development stage company, (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the  years ended June 30, 2012 and 2011, and for the period July 8, 2009 (inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Marketing as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011, and for the period July 8, 2009 (inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California

September 28, 2012

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2012	2011
ASSETS

Current Assets
Cash	$381	$6,725

Total Current Assets	381	6,725

Other Assets	250	--

TOTAL ASSETS	$631	$6,725

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable - related party	$44,781	$3,809
Accounts payable	5,193	5,815
Notes payable - related party	9,666	--
Accrued interest on related party note	91	--
Total Current Liabilities	59,731	9,624

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 43,467,600 shares
issued and outstanding	21,160	21,100
Accumulated Deficit	(80,260)	(23,999)

Total Stockholders' Deficiency	(59, 100)	(2,899)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$631	$6,725

See accompanying Notes to Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED JUNE 30, 2012	FOR THE YEAR ENDED JUNE 30, 2011	PERIOD JULY 8, 2009 (INCEPTION) THROUGH JUNE 30, 2012

REVENUES	$4,500	$--	$4,500

COST OF GOODS SOLD	456	--	456
GROSS MARGIN	4,044	--	4,044

EXPENSES	60,305	22,024	84,304

NET LOSS	$(56,261)	$(22,024)	$(80,260)

Net Loss per share -- basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	43,467,600	42,293,390
- basic and diluted

See accompanying Notes to Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

	Common Stock			Total
	Shares	Amount	Accumulated Deficit	Stockholders' Deficiency

Balances, July 8, 2009	--	$--	$--	$--
Issuance of shares for organization expenses of $300 and cash of $100	40,000,000	400	--	400

Net loss	--	--	(1,975)	(1,975)
Balance, June 30, 2010	40,000,000	400	(1,975)	(1,032)

Effect of reverse merger transaction	957,600	400	--	400
Issuance of shares and warrants, for cash of $0.05 per unit	2,400,000	12,000	--	12,000
Contribution to capital by officer	--	7,200	--	7,200
Issuance of shares for cash at $0.10 per share	110,000	1,100	--	1,100
Net loss	--	--	(22,024)	(22,024)
Balance, June 30, 2011	43,467,600	21,100	(23,999)	(2,899)

Contribution to capital by officer	--	60	--	60
Net loss for the year ended
June 30, 2012	--	--	(56,261)	(56,261)
Balance, June 30, 2012	43,467,600	$21,160	$(80,260)	$(59,100)

See accompanying Notes to Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED JUNE 30, 2012	FOR THE YEAR ENDED JUNE 30, 2011	PERIOD JULY 8, 2009 (INCEPTION) THROUGH JUNE 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,261)	$(22,024)	$(80,260)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in prepaid state filing fees	--	5,475	--
Increase (decrease) in accounts payable	(622)	5,815	5,193
Increase (decrease) in cash overdraft	--	(7,050)	--
Increase in accrued interest	91	--	91
Increase (decrease) in accounts payable -related party	40,972	3,809	44,781
Net cash used in operating activities	(15,820)	(13,975)	(30,195)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire other assets	(250)	--	(250)
Net cash used by investing activities	(250)	--	(250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
and warrants	--	13,100	13,500
Proceeds from related party note	9,666	--	9,666
Contribution to capital by officer	60	7,600	7,660
Net cash provided by financing activities	9,726	20,700	30,826
Net increase (decrease) in cash and
cash equivalents	(6,344)	6,725	381
Cash and cash equivalents, beginning of period	6,725	--	--
Cash and cash equivalents, end of period	$381	$6,725	$381
Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

See accompanying Notes to Consolidated Financial Statements

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING JUNE 30, 2012 and 2011,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Crown Marketing, a Wyoming corporation (the "Company") is the successor by merger to SPCL Holding Corporation.  On July 14, 2010 the Company acquired Green4Green pursuant to an Agreement and Plan of Reorganization (the Agreement).  Green4Green was organized as a Wyoming corporation on July 8, 2009. The Company acquired all of the outstanding shares of Green4Green in exchange for 4,000,000 newly issued shares of the Company's Common Stock.  Pursuant to the Agreement, the issued and outstanding common shares of Green4Green were exchanged on a one-for-one basis for common shares of the Company.  After the merger was completed, the Green4Green shareholders owned approximately 98% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Green4Green deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 957,600 shares of common stock upon completion of the transaction.  After the acquisition, the Company closed on the issuance of 2,400,000 shares of common stock  and warrants to purchase 24,000,000 shares of common stock for cash of $12,000 (See Note 5).

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

Inventory

Inventory is stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. Management periodically reviews inventory for slow moving and obsolete inventory.

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

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING JUNE 30, 2012 and 2011,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income tax

We are subject to income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax  positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

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

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2012 and 2011,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of June 30, 2012 and 2011, the weighted average common shares outstanding totaled 43,467,600 and 42,293,390, respectively.  As of June 30, 2012 and 2011, common stock equivalents were comprised of warrants exercisable into 2,400,000 shares of the Company’s common stock.   For the years ended June 30, 2012 and 2011, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

 In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2012 and 2011,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

beginning after December 15, 2011.  The Company does not expect that the adoption  of ASU 2011-05 will affect the Company’s results of operations, financial condition or liquidity.

 In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 GOING CONCERN

The Company incurred a net loss of $56,261 and $22,024 for the years ended June 30, 2012 and 2011, respectively.  The Company's liabilities exceed its assets by $59,100 as of June 30, 2012.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  achieve,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan. The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Note payable-related party of $9,666 as of June 30, 2012 represents funds advanced to the Company from a corporation owned by shareholder of the Company.  The advances are unsecured, due on demand, and bear interest at 4% per annum.

During the year ended June 30, 2012, the Company had outstanding accounts payable of $44,781 due to Mr. Learned Hand, which represented expenses paid by him on behalf of the Company.  Mr. Learned Hand did not have any relationship with the Company as of June 30, 2012; however in September 2012, he was elected as the Company’s director, and Chief Executive and Financial Officer following the resignation of predecessor director and Chief Executive Officer, Mr. Igor Produn.

20

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2012 and 2011,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

NOTE 4 – INCOME TAXES

As of June 30, 2012 and  2011, the Company had net operating loss carryforwards of approximately $80,260 and $24,000, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $28,091 and $8,400 at June 30, 2012 and 2011, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

	As of	As of
	June 30, 2012	June 30, 2011
Net deferred tax assets before valuation allowance	$28,091	$8,400
Less: Valuation Allowance	(28,091)	(8,400)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of	As of
	June 30, 2012	June 30, 2011

Tax expense at the U.S.
statutory income tax	35%	35%
Statutory state income tax	--	--
Increase in valuation allowance	(35%)	(35%)
Effective tax rate	--	--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING JUNE 30, 2012 and 2011,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2012

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at June 30, 2012 or June 30, 2011.

The Company has authorized an unlimited number of shares of no par value common stock, of which 43,467,600 shares are outstanding at June 30, 2012 and 2011, respectively. All share numbers in these financial statements have been retroactively adjusted for a 10-for-1 forward stock split declared in September 2012 and effective for shareholders of record as of October 2, 2012.

In the fiscal year ended June 30, 2011, the Company issued 957,600 shares in the reverse acquisition as described in Note 1.

In July 2010, the Company sold 240,000 units of its common stock for an aggregate consideration of $12,000.  Each unit consisted of 10 shares of common stock and 100 warrants to acquire a share of the Company’s common stock at an exercise price of $0.007 per share with expiration date on December 31, 2014 (24,000,000 warrants in aggregate).  As of  June 30, 2012 and 2011, the Company has outstanding and exercisable warrants of 24,000,000 resulting from this transaction.

In March 2011, the Company sold 110,000 shares of its common stock for cash for net proceeds of $1,100.

The officer and director contributed $7,200 in cash to the Company in March, 2011, and $60 in the quarter ended December 31, 2011.

NOTE 6 – SUBSEQUENT EVENTS

By resolution of the Board of Directors dated August 30, 2012, the Company authorized a 10-for-one forward stock split for all shareholders of record as of October 2, 2012.  All share amounts in these financial statements have been retroactively restated to reflect the stock split as if it had been effected at the beginning of the earliest period presented.

Class A Warrants to purchase 8,000,000 shares were exercised for cash of $56,000 on August 14, 2012, and the remaining Class A Warrants to purchase 16,000,000 shares were exercised on August 28, 2012 in exchange for promissory notes in the amount of $112,000.

 By resolution dated September 20, 2012, the Board of Directors authorized the issuance of 122,600,000 restricted shares and a promissory note in the amount of $140,000 for the assignment of two patents and the related intellectual property from a  party which was non-affiliated at the time; in connection with this assignment, the party nominated a new President, Chief Financial Officer and director who is an affiliate of the assignor. The assignment took effect on September 22, 2012. The Company has not determined the amount at which the intellectual property rights will be valued for financial statement purposes.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2012) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended June 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of the Board of Directors of Crown Marketing serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Crown Marketing.

Our management team is headed by experienced Chief Executive Officer Learned Hand, who was elected in September 2012.

Mr. Hand has been an executive in the pharmaceutical industry for more than a decade.  From 2000 to 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer, where he was an integral part of Warren's founding and launch.  Warren Pharmaceuticals pioneered the discovery and development of a novel therapeutic class of protein-based drugs named tissue protective cytokines (TPCs).  TPCs have potent protective effects that diminish and reverse the underlying cellular damage common to many significant diseases. The biological activities of TPCs are transduced through a novel tissue protective cytokine receptor identified by Warren scientists. Tissue Protective Cytokines may have the potential to treat such devastating illnesses and injuries as stroke, heart attack, spinal cord injury, acute macular edema, and acute kidney failure. Warren has licensed the worldwide development and commercialization rights to the central and peripheral nervous system indications of its TPCs other than ophthalmic and diabetes to the Danish pharmaceutical company H. Lundbeck A/S.

From January 2000 to December 2003 Learned was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility.  In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com.  Medibuy.com was the pioneer in business-to-business internet marketplace for the purchase and sale of medical products. Mr. Hand also commercially introduced a cigarette filter that significantly reduced carcinogens.   From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter.  He has a BA cum laude from Amherst College.

Code of Ethics

Crown Marketing has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2012.  Crown Marketing intends to adopt a code of ethics during calendar 2013.

Audit Committee Financial Expert

Crown Marketing does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Crown Marketing's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Crown Marketing with copies of all Section 16(a)  forms  they file.  During the year ended June 30, 2012, Crown Marketing believes that all such persons failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people,  Crown Marketing does not believe that such individuals purchased or sold any Crown Marketing Common Stock during 2012.

Item 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, who was also our Chief Financial Officer during the years indicated.

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Total

Igor Produn Chief Executive/Financial Officer	2012	$-	-	$ -
Igor Produn Chief Executive/Financial Officer	2011	$-	-	$-

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Director Compensation

Currently our directors serve without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report the outstanding common stock of Crown Marketing owned of record or beneficially by each person who owned of record, or was known by Crown Marketing to own beneficially, more than 5% of Crown Marketing’s 190,067,600  shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name	Office	Number of Shares Owned(1)		Percentage of Shares Owned

Learned Hand	CEO, CFO, Director	122,600,000	(2)	64.5%

Igor Produn	none	40,317,100		21.2%

All officers and directors as a group (1 person)		122,600,000	(2)	64.5%

(1)

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

(2)

Includes 122,600,000 shares held by a family trust controlled by this individual.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The officer and director during fiscal 2012 and 2011, Igor Produn, advanced $3,809 to the Company during the year ended June 30, 2011. This amount was due on demand and bore no interest.   No amounts are owed as of June 30, 2012.

A party related to a shareholder has loaned the Company $9,666 during the year ended June 30, 2012, pursuant to a promissory note. The loan bears interest at 4% and the accrued interest as of June 30, 2012 was $91.

A consultant to the Company expended $49,974 on the Company's behalf during the three months ended June 30, 2012. These amounts are due on demand and are unsecured. The consultant was elected to the Board of Directors and as an officer in September 2012.

 By resolution dated September 20, 2012, the Board of Directors authorized the issuance of 122,600,000 restricted shares and a five-year, 4% promissory note in the amount of $140,000 for the assignment of two patents and the related intellectual property from a non-affiliated party, Farrington Pharmaceuticals, LLC. The assignment took effect on September 22, 2012, at which time the spouse of Farrington's control person was elected as officer and director. The face amount of the promissory note has been represented as the approximate cost for the development of the patent.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended June 30, 2012,  our principal accounting firm Weinberg & Co., CPA was paid $11,500 for audit and review fees.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Weinberg & Co., CPA as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

2.

Agreement and Plan of Reorganization with Green4Green(2)

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation(1)

3.2

Articles of Merger with SPCL Holding Corporation (2)

3.3

Bylaws(1)

4.

Instruments Defining the Rights of Security Holders

4.1 Form of Class A Warrants(2)

10.

Material Contracts

10.1

Promissory Note to Strategic Global Resources, Ltd. (3)

10.2

Promissory Note to Farrington Pharmaceuticals, LLC (3)

21.

Subsidiaries of the registrant -- Green4Green, a Wyoming corporation, and Pharmacokinetics Licensing Company, BV, a Curacao entity.  No trade names are employed.

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(3)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(3)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(3).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(3).

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

(1)

Filed with original registration statement.

(2)

Filed with amendment no. 1

(3)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2012.

By:/s/ Learned Hand

President and Chief Financial Officer

Learned Hand

(principal executive, financial and

                                                                                                                  accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 28, 2012.

By:/s/ Learned Hand

President and Chief Financial Officer

Learned Hand

(principal executive, financial and

                                                                                                                  accounting officer) and sole director