Form 10-Q
period 2012-09-30
CROWN MARKETING
filed 2012-11-19
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-27873

CROWN MARKETING

 (Exact name of registrant as specified in its charter)

Wyoming

98-0178621

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

1340 Environ Way, Chapel Hill, North Carolina

27517

(Address of principal executive offices)

 (Zip Code)

Registrant’s telephone number: (919) 913-4762

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

There were 190,067,600 shares of common stock issued and outstanding as of November 14, 2012.

CROWN MARKETING

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and

June 30, 2012

4

Unaudited Condensed Consolidated Statements of Operations for the three month

periods ended September 30, 2012 and 2011

Unaudited Consolidated Statements of Cash Flows for the three month periods ended

September 30, 3012 and 2011

6

Notes to the Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.

Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3

Defaults Upon Senior Securities

17

Item 4.

Mine Safety Disclosures

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	JUNE 30,
	2012	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,229	$381

Total Current Assets	15,229	381

Other Assets	350	250

TOTAL ASSETS	$15,579	$631

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Notes payable	$150,366	$9,666
Accrued interest	235	91
Accounts payable	5,193	5,193
Accounts payable - related party	15,026	44,781

Total Current Liabilities	170,820	59,731

Total Liabilities	170,820	59,731

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 190,067,600 and 43,467,600 shares
issued and outstanding, respectively	49,260	21,160
Common stock subscription receivable	(112,298)
Accumulated Deficit	(92,203)	(80,260)

Total Stockholders' Deficiency	(155,241)	(59,100)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$15,579	$631

See accompanying Notes to Consolidated Condensed Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			FOR THE
	FOR THE	FOR THE	PERIOD
	THREE	THREE	JULY 8, 2009
	MONTHS	MONTHS	(INCEPTION)
	ENDED	ENDED	THROUGH
	SEPT. 30, 2012	SEPT. 30, 2011	SEPT. 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$--	$--	$4,500

COST OF GOODS SOLD	--	--	456
GROSS PROFIT			4,044

EXPENSES	12,097	1,118	96,310

Operating Loss	(12,097)	(1,118)	(92,266)

OTHER INCOME (LOSS)
Interest expense	154	--	63

NET OTHER INCOME (LOSS)	154	--	63

NET LOSS	$(11,493)	$(1,118)	$(92,203)

Net Loss per share - basis and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
- basic and diluted	64,793,687	43,467,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

				FOR THE
	FOR THE	FOR THE		PERIOD
	THREE	THREE		JULY 8, 2009
	MONTHS	MONTHS		(INCEPTION)
	ENDED	ENDED		THROUGH
	SEPT. 30, 2012	SEPT. 30, 2011		SEPT. 30, 2012
	(Unaudited)	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,943)	$(20,175)		$(92,203)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	--	--		5,193
(Increase) in inventory	--	(456)		--
Increase in accrued interest	144	--		235
Increase (decrease) in accounts payable related party	(29,755)	(5,000)		15,026
Net cash used in operating activities	(41,554)	(6,574)		(71,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire other assets	--	--		(250)
Net cash used by investing activities	--	--		(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	55,702			55,702
Proceeds from sale of common stock
and warrants	--	--	--	13,500
Proceeds from notes payable	700	--		10,366
Contribution to capital by officer	--	--		7,660
Net cash provided by financing activities	56,402	--		87,228

Net increase (decrease) in cash and
cash equivalents	14,848	(6,574)		15,229
Cash and cash equivalents, beginning of period	381	6,725		--
Cash and cash equivalents, end of period	$15,229	$151		$15,229

Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--		$--
Income taxes paid	$--	$--		$--

Supplemental non cash activities:
Fair value of common stock issued in exchange
for the assignment of patent	$100	$--		$100
Stock subscription receivable	$112,298	$--		$112,298

See accompanying Notes to Condensed Consolidated Financial Statements

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

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

Interim Financial Statements

The accompanying consolidated financial statements as of and for the periods ended September 30, 2012 and 2011  have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results and operations, changes in stockholders' deficiency and cash flows at September 30,  2012 and 2011 and for all periods presented herein, have been made. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the periods ended September 30, 2012 are not necessarily indicative of the results of operations for the full year.

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

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of September 30, 2012 and September 30, 2011, common stock equivalents were comprised of warrants exercisable into 2,400,000 shares of the Company’s common stock.  For the three months ended September 30, 2012 and 2011, and the period July 8, 2009 (inception) to September 30, 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

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

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

NOTE 2 - GOING CONCERN

The Company incurred a net loss of $11,943 for the nine months ended September 30, 2012.  The Company's liabilities exceed its assets by $15,241 as of September 30, 2012.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  achieve,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

During the year ended June 30, 2012, the Company had outstanding accounts payable of $44,781 due to Mr. Learned Hand, which represented expenses paid by him on behalf of the Company.  Mr. Learned Hand did not have any relationship with the Company as of June 30, 2012; however in September 2012, he was elected as the Company’s director, and Chief Executive and Financial Officer following the resignation of predecessor director and Chief Executive Officer, Mr. Igor Produn. In the quarter ended September 30, 2012, Mr. Hand was repaid $40,000 of this amount, but he advanced an additional $6,244 during the quarter for Company expenses. In addition, a warrantholder exercised her warrants for the purchase of 8,000,000 shares at the exercise price of $56,000; however, this warrant holder paid $60,000 to the Company and the balance of $4,000 is being treated as a related party payable. The Company intends to repay these $4,000 presently.

NOTE 4 – INCOME TAXES

As of September 30, 2012 and June 30, 2012, the Company had net operating loss carryforwards of approximately $92,203 and $80,260, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $32,271 and $28,091 at September 30, 2012 and June 30, 2012, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

As of

As of

Sept. 30, 2012

June. 30, 2012

Net deferred tax assets before

  valuation allowance

$

32,271

$

28,091

Less: Valuation Allowance

(93,271)

28,091

Net deferred tax assets

--

--

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

NOTE 4 – INCOME TAXES - CONTINUED

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

As of

As of

September 30,  2012

June 30, 2012

Tax expense at the U.S.

  statutory income tax

$

35%

(35%)

Statutory state income tax

--

--

Increase in valuation allowance

35%

35%

Effective tax rate

--

--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at September 30, 2012 or June 30, 2012.

The Company has authorized an unlimited number of shares of no par value common stock, of which 190,067,600 and 43,467,600 shares are outstanding at September 30, 2012 and June 30, 2012, respectively. All share numbers in these financial statements have been retroactively adjusted for a 10-for-1 forward stock split declared in September 2012 and effective for shareholders of record as of October 2, 2012.

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

Class A Warrants to purchase 8,000,000 shares were exercised for cash of $56,000 on August 14, 2012, and the remaining Class A Warrants to purchase 16,000,000 shares were exercised on August 28, 2012 in exchange for promissory notes in the amount of $112,000. During the three months ended September 30, 2012, the Company accrued interest receivable of $298 in connection with these notes.

 By resolution dated September 20, 2012, the Board of Directors authorized the issuance of 122,600,000 restricted shares and a promissory note in the amount of $140,000 for the assignment of two patents and the related intellectual property from a  party which was non-affiliated at the time; in connection with this assignment, the party nominated a new President, Chief Financial Officer and director who is an affiliate of the assignor. The assignment took effect on September 22, 2012. The Company has valued the patent and shares exchanged at the predecessor basis in the property exchanged because the assignor gained control of the Company after the transaction.

NOTE 6 – NOTE PAYABLE

The note payable represents (a)  amounts loaned to the Company during fiscal 2012 and the three months ended September,  2012 quarter, and (b) a note payble for $140,000 issued in connection with the acquisition of intellectual property. Both notes are  represented by  written unsecured notes with interest at 4%; the first note is  payable on demand and the other note is payable in five years.

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

Plan of Operations

We did not enjoy any revenues until the quarter ended December 31, 2011. We had losses of $12,097 and $1,118 for the three months ended September 30, 2012 and 2011, respectively. Our operating expenses in the 2011 quarter consisted primarily of costs related to the purchase, warehousing and transport of inventory; in the 2012 quarter, the expenses primarily were incurred in connection with the costs of being public and effecting a forward stock split. With the acquisition of the controlled release technology in September, 2012, the Company intends to ramp up its level of operations in connection with the development and exploitation of that technology. We expect that our operating, research and development costs and marketing costs will increase substantially through June 30, 2013 and we expect to require a total of $862,000 in cash during that time period.  We received $56,000 in August 2012 from the exercise of Class A Warrants. We believe we will be able to receive, prior to December 31, 2012,  the remaining $112,000 due on promissory notes from warrants exercised in the quarter ended  September 30, 2012, and that this amount will cover our operating expenses through that time. After December 31, 2012, we will need approximately $750,000 for marketing and development. Due to our limited operating history, we believe that we will not be able to obtain conventional bank loans to provide our cash needs and we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

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

Since we have not yet generated any signnificant revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to our attaining certain milestones, including:

o     our success in entering into favorable arrangements  to license or exploit our technolog;

o     the success of our marketing efforts;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: November 19, 2012	By:	/s/ Learned Hand
Learned Hand
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

18