Form 10-Q
period 2012-12-31
CROWN MARKETING
filed 2013-02-01
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

There were 190,067,600 shares of common stock issued and outstanding as of January 31, 2012.

CROWN MARKETING

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and

June 30, 2012

4

Unaudited Condensed Consolidated Statements of Operations for the three and  six month periods ended December 31, 2012 and 2011

Unaudited Consolidated Statements of Cash Flows for the six month periods ended

December 31, 3012 and 2011

6

Notes to the Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.

Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3

Defaults Upon Senior Securities

16

Item 4.

Mine Safety Disclosures

16

Item 5.

Other Information

16

Item 6.

Exhibits

16

Signatures

17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 31	June 30,
	2012	2012
ASSETS	(unaudited)

Current Assets
Cash	$5,076	$381

Total Current Assets	5,076	381

Other Assets	350	250

TOTAL ASSETS	$5,426	$631

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable - related party	$22,466	$44,781
Accounts payable	5,794	5,193
Notes payable - related party	10,366	9,666
Accrued interest on related party note	1,739	91
Total Current Liabilities	40,365	59,731

Note payable related party - net of current portion	140,000	--
Total liabilities	180,365	59,731

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 190,067,600 and 43,467,600 shares
issued and outstanding	49,260	21,160
Common stock subscription receivable	(113,419)	--
Accumulated Deficit	(110,780)	(80,260)

Total Stockholders' Deficiency	(174,939)	(59, 100)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$5,426	$631

See accompanying Notes to Consolidated Condensed Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Six Months Ended Dec. 31, 2012	For The Six Months Ended Dec. 31, 2011		For The Three Months Ended Dec. 31, 2012	For The Three Months Ended Dec. 31, 2011	Period July 8, 2009 (Inception) Through Dec. 31, 2012
	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Sales	$--	$4,500	$	.--	$4,500	$4,500

Cost of Goods Sold	--	456		--	456	456
Gross Margin	--	4,044		--	4,044	4,044

Expenses	30,290	6,727		18,193	(6,728)	114,113

Net loss from operations	(30,290)	(2,683)		(18,193)	(2,684)	(110,069)

Other income-interest expense, net	(230)	--		(384)	--	(711)

NET LOSS	$(30,520)	$(2,683)		$(18,577)	$(2,684)	$(110,780)

Net Loss per share --
basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted average shares outstanding-basic and diluted	126,633,904	43,467,600		190,067,600	43,467,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended Dec. 31, 2012	For The Six Months Ended Dec. 31, 2011	Period July 8, 2009 (Inception) Through Dec. 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,520)	$(4,061)	$(110,780)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable	601	1,247	5,794
Increase in interest receivable	(1,319)	--	(1,319)
Increase in accrued interest	1,648	--	1,739
Increase (decrease) in accounts payable -related party	(22,315)	(3,809)	22,466
Net cash used in operating activities	(51,905)	(6,623)	(82,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire other assets	(100)	--	(350)
Net cash used by investing activities	(100)	--	(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
and warrants	56,000	--	69,500
Proceeds from related party note	700	--	10,366
Contribution to capital by officer	--	--	7,660
Net cash provided by financing activities	56,700	--	87,526

Net increase (decrease) in cash and
cash equivalents	4,695	(6,623)	5,076
Cash and cash equivalents, beginning of period	381	6,725	--
Cash and cash equivalents, end of period	$5,076	$102	$5,076

Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Disclosure of non-Cash Transactions:
Issuance of note payable upon change of control	$140,000	$--	$140,000
Issuance of common stock for subscription receivable	$112,000	$--	$112,000

See accompanying Notes to Condensed Consolidated Financial Statements

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

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

Interim Financial Statements

The accompanying consolidated financial statements as of and for the periods ended December 31, 2012 and 2011  have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at December 31,  2012 and 2011 and for all periods presented herein, have been made. The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of December 31, 2011, common stock equivalents were comprised of warrants exercisable into 24,000,000 shares of the Company’s common stock.  There were no common stock equivalents outstanding as of December 31, 2012.  For the three and six months ended December 31, 2012 and 2011, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

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

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

NOTE 2 - GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $30,520 for the six months ended December 31, 2012.  The Company's liabilities exceed its assets by $174,939 as of December 31, 2012.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  These  condensed consolidated financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital to pay ongoing general and administrative expenses, and the success of the Company's plan.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties

As of June 30, 2012, the Company had outstanding accounts payable to related parties of $44,781 due to Mr. Learned Hand, which represented expenses paid by him on behalf of the Company.  Mr. Learned Hand did not have any relationship with the Company as of June 30, 2012; however in September 2012, he was elected as the Company’s director, and Chief Executive and Financial Officer following the resignation of predecessor director and Chief Executive Officer, Mr. Igor Produn.  During the period ended December 31, 2012, Mr. Hand was repaid $40,000 of this amount, and advanced an additional $13,685 during the six months ended December 31, 2012 for Company expenses, resulting in a balance due him of $18,466 as of December 31, 2012.

In addition, a warrant holder exercised her warrants for the purchase of 8,000,000 shares at the total exercise price of $56,000; however, this warrant holder paid $60,000 to the Company and the balance of $4,000 is being treated as a related party payable as of December 31, 2012. The Company intends to repay these $4,000 presently.

As of December 31, 2012, the aggregate balance of Accounts payable to related parties was $22,466.  These advances to related parties are unsecured, due on demand, and are non-interest bearing.

Notes payable to related party

During the year ended June 30, 2012, the Company issued an unsecured promissory note to an entity owned by a shareholder and former director of the Company for the an aggregate principal sum of $9,666.  The unpaid principal sum, together with all other amounts advanced to the Company by the lender from time to time, shall bear interest at 4% per annum until paid, and shall be due and payable on demand.  During the six months ended December 31, 2012, the lender advanced an additional $700 to the Company under the same terms.  As of December 31, 2012, notes payable to this related party had a balance of $10,366.

Notes payable to related party issued upon change of control

In September 2012, the Company issued an unsecured promissory note to an entity controlled by the Company’s Chief Executive and Financial Officer and director, for the principal sum of $140,000. The promissory note was issued in connection with the assignment of two patents and the related intellectual property (see Note 5).  The unpaid principal sum of the the promissory note bears interest at 4% per annum until paid.  The unpaid principal sum and all accrued but unpaid interest thereon shall be due and payable five years from the date of the promissory note.  As of December 31, 2012, the promissory note of $140,000 remained outstanding and was classified as non-current liability on the Company's condensed consolidated balance sheet at December 31, 2012.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

NOTE 4 – INCOME TAXES

As of December 31, 2012 and June 30, 2012, the Company had net operating loss carryforwards of approximately $110,780 and $80,260, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $38,773 and $28,091 at December 31, 2012 and June 30, 2012, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

	As of	As of
	Dec. 31, 2012	June 30, 2012

Net deferred tax assets before valuation allowance	$38,773	$28,091
Less: Valuation Allowance	(38,773)	(28,091)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of	As of
	Dec. 31, 2012	June 30, 2012

Tax expense at the U.S.
statutory income tax	35%	35%
Statutory state income tax	--	--
Increase in valuation allowance	(35%)	(35%)
Effective tax rate	--	--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at December 31, 2012 or June 30, 2012.

The Company has authorized an unlimited number of shares of no par value common stock, of which 190,067,600 and 43,467,600 shares are outstanding at December 31, 2012 and June 30, 2012, respectively. All share numbers in these financial statements have been retroactively adjusted for a 10-for-1 forward stock split declared in September 2012 and effective for shareholders of record as of October 2, 2012.

In the fiscal year ended June 30, 2011, the Company issued 957,600 shares in the reverse acquisition as described in Note 1.

In July 2010, the Company sold 240,000 units of its common stock for an aggregate consideration of $12,000.  Each unit consisted of 10 shares of common stock and 100 Class A warrants to acquire a share of the Company’s common stock at an exercise price of $0.007 per share with expiration date on December 31, 2014 (24,000,000 warrants in aggregate).  As of  June 30, 2012 and 2011, the Company has outstanding and exercisable Class A warrants of 24,000,000 resulting from this transaction.

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

Class A Warrants to purchase 8,000,000 shares were exercised for cash of $56,000 on August 14, 2012, and the remaining Class A Warrants to purchase 16,000,000 shares were exercised on August 28, 2012 in exchange for promissory notes in the amount of $112,000.  The promissory notes were unsecured, bear interest at 4% per annum until paid, and all unpaid principal sum and all accrued but unpaid interest thereon was due and payable on December 31, 2012. The Company expects these notes to be repaid by February 28, 2013.  During the three months ended December 31, 2012, the Company accrued interest receivable of $299 in connection with these notes.

 By resolution dated September 20, 2012, the Board of Directors authorized the issuance of 122,600,000 restricted shares and a promissory note in the amount of $140,000 for the assignment of two patents and the related intellectual property from a  party which was non-affiliated at the time; in connection with this assignment, the party nominated a new President, Chief Financial Officer and director who is an affiliate of the assignor. The assignment took effect on September 22, 2012. The Company has valued the patent at the predecessor basis in the property exchanged because the assignor gained control of the Company after the acquisition.

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

Plan of Operations

We did not enjoy any revenues until the quarter ended December 31, 2011. We had losses of $30,520 and $2,683 for the six months ended December 31, 2012 and 2011, respectively, and $18,193 and $2,684 for the three months periods ended December 31, 2012 and 2011. Our operating expenses in the 2011 quarter consisted primarily of costs related to the purchase, warehousing and transport of inventory; in the 2012 quarter, the expenses primarily were incurred in connection with the costs of being public and effecting a forward stock split. With the acquisition of the controlled release technology in September, 2012, the Company has increased its level of operations in connection with the development and exploitation of that technology. We expect that our operating, research and development costs and marketing costs will increase substantially through June 30, 2013 and we expect to require a total of $862,000 in cash during that time period.  We received $56,000 in August 2012 from the exercise of Class A Warrants. We believe we will be able to receive, prior to March 31, 2013,  the remaining $112,000 due on promissory notes from warrants exercised in the quarter ended  December 31, 2012, and that this amount will cover our operating expenses through that time. After March 31, 2013, we will need approximately $750,000 for marketing and development. Due to our limited operating history, we believe that we will not be able to obtain conventional bank loans to provide our cash needs and we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: January 31, 2013	By:	/s/ Learned Hand
Learned Hand
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

17