Form 10-Q
period 2013-03-31
CROWN MARKETING
filed 2013-05-14
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 190,067,600 shares of common stock issued and outstanding as of May 14, 2013.

CROWN MARKETING

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and

June 30, 2012

4

Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2013 and 2011

5

Unaudited Condensed Consolidated Statement of Changes in Stockholders' Deficiency

for the nine month period ended March 31, 2013

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended

December 31, 3012 and 2011

7

Notes to the Unaudited Condensed Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.

Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3

Defaults Upon Senior Securities

17

Item 4.

Mine Safety Disclosures

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2013	2012
ASSETS	(unaudited)

Current Assets
Cash	$55,530	$381

Total Current Assets	55,530	381

Other Assets	350	250

TOTAL ASSETS	$55,880	$631

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable - related party	$30,676	$44,781
Accounts payable and accrued expenses	13,242	5,284
Notes payable - related party	10,366	9,666
Total Current Liabilities	54,284	59,731

Note payable related party - net of current portion	165,000	--
Total liabilities	219,284	59,731

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 190,067,600 and 43,467,600 shares
issued and outstanding	49,260	21,160
Common stock subscription receivable	(86,446)	--
Accumulated deficit	(126,218)	(80,260)

Total Stockholders' Deficiency	(163,404)	(59,100)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$55,880	$631

See accompanying Notes to Consolidated Condensed Financial Statements.

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Nine Months Ended March 31, 2013	For The Nine Months Ended March 31, 2012		For The Three Months Ended March 31, 2013	For The Three Months Ended March 31, 2012	Period July 8, 2009 (Inception) Through March. 31, 2013
	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Sales	$--	$4,500	$	.--	$--	$4,500

Cost of Goods Sold	--	456		--	--	456
Gross Margin	--	4,044		--	--	4,044

Expenses	44,255	11,145		13,495	4,417	129,682

Net loss from operations	(44,255)	(7,101)		(13,495)	(4,417)	(125,638)

Other income-interest expense, net	(1,703)	(33)		(470)	--	(580)

NET LOSS	$(45,958)	$(7,134)		$(13,965)	$(4,417)	$(126,218)

Net loss per share --
basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted average shares outstanding-basic and diluted	126,633,904	43,467,600		190,067,600	43,467,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)

FOR THE PERIOD JUNE 30, 2012 TO MARCH 31, 2013

				Deficit
				Accumulated
	Number of	Common		During	Total
	Common	Share	Subscription	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Deficiency

Balance as of June 30, 2012	43,467,600	$21,160	$--	$(80,260)	$(59,100)

Common stock issued to related party for license acquired	122,600,000	(139,900)	--	--	(139,900)

Issuance of shares on exercise of warrants	24,000,000	168,000	(86,446)	--	81,554

Net loss
	--	--	--	(45,958)	(45,958)
Balance as of March 31, 2013	190,067,600	$49,260	$(86,446)	$(126,218)	$(163,404)

See accompanying Notes to Condensed Financial Statements.

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended March 31, 2013	For The Nine Months Ended March 31, 2012	Period July 8, 2009 (Inception) Through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,958)	$(7,134)	$(126,219)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	7,958	(376)	13,242
Increase in interest receivable	(2,346)	--	(2,695)
Increase (decrease) in accounts payable -related party	(14,105)	(3,809)	30,676
Net cash used in operating activities	(54,451)	(11,319)	(84,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire other assets	(100)	--	(350)
Net cash used by investing activities	(100)	--	(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
and warrants	84,000	--	97,500
Proceeds from related party notes	25,700	4,666	35,366
Contribution to capital by officer	--	60	7,660
Net cash provided by financing activities	109,700	4,726	140,526

Net increase (decrease) in cash and
cash equivalents	55,149	(6,593)	55,530
Cash and cash equivalents, beginning of period	381	6,725	--
Cash and cash equivalents, end of period	$55,530	$132	$55,530

Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Disclosure of non-Cash Transactions:
Issuance of note payable upon change of control	$140,000	$--	$140,000
Issuance of common stock for subscription receivable	$112,000	$--	$112,000

See accompanying Notes to Condensed Consolidated Financial Statements

 CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE UNAUDITED PERIODS JULY 8, 2009 (INCEPTION) TO MARCH 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Green4Green was organized as a Wyoming corporation on July 8, 2009. On July 14, 2010, Crown Marketing (the "Company"), a successor by merger to SPCL Holding Corporation, acquired Green4Green pursuant to an Agreement and Plan of Reorganization (the Agreement).  The Company acquired all of the outstanding shares of Green4Green in exchange for 4,000,000 newly issued shares of the Company's Common Stock.  Pursuant to the Agreement, the issued and outstanding common shares of Green4Green were exchanged on a one-for-one basis for common shares of the Company.  After the merger was completed, the Green4Green shareholders owned approximately 98% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Green4Green deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 957,600 shares of common stock upon completion of the transaction.  After the acquisition, the Company closed on the issuance of 2,400,000 shares of common stock and warrants to purchase 24,000,000 shares of common stock for cash of $12,000 (See Note 5). In September 2012, the Company acquired patents and intellectual property related to a controlled drug delivery system, for 122,600,000 shares of common stock and a promissory note for $140,000. (See Note 5). The Company formed a new subsidiary, Crown Nutraceuticals, in March 2013 to develop nutraceutical applications for its technology.

The Company is engaged in the development and exploitation of the controlled drug delivery technology.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standards (“SFAS”) No 7, “Accounting and Reporting by Development State Enterprises.”)

These consolidated financial statements include the accounts of Green4Green, Crown Nutraceuticals,  and the Company.  All intercompany transactions and accounts have been eliminated in consolidation.

Interim Financial Statements

The accompanying consolidated financial statements as of and for the periods ended March 31, 2013 and 2012  have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31,  2013 and 2012 and for all periods presented herein, have been made. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

 CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE UNAUDITED PERIODS JULY 8, 2009 (INCEPTION) TO MARCH 31, 2013

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of March 31, 2012, common stock equivalents were comprised of warrants exercisable into 24,000,000 shares of the Company’s common stock.  There were no common stock equivalents outstanding as of March 31, 2013.  For the three and nine months ended March 31, 2013 and 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

 CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE UNAUDITED PERIODS JULY 8, 2009 (INCEPTION) TO MARCH 31, 2013

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

Recent Accounting Pronouncements

Management has reviewed the recent accounting pronouncements by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") through the date of this report and has determined that their adoption will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $45,958 for the nine months ended March 31, 2013 and had an stockholders' deficiency of $163,404 as of the period then ended.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  These  condensed consolidated financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital to pay ongoing general and administrative expenses, and the success of the Company's plan.

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE UNAUDITED PERIODS JULY 8, 2009 (INCEPTION) TO MARCH 31, 2013

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties

As of June 30, 2012, the Company had outstanding accounts payable to related parties of $44,781 due to Mr. Learned Hand, which represented expenses paid by him on behalf of the Company.  Mr. Learned Hand did not have any relationship with the Company as of June 30, 2012; however in September 2012, he was elected as the Company’s director, and Chief Executive and Financial Officer following the resignation of predecessor director and Chief Executive Officer, Mr. Igor Produn.  During the period ended March 31, 2013, Mr. Hand was repaid $40,000 of this amount, and advanced an additional $21,895 during the nine months ended March 31, 2013 for Company expenses, resulting in a balance due him of $26,676 as of March 31, 2013.

In addition, a warrant holder exercised her warrants for the purchase of 8,000,000 shares at the total exercise price of $56,000; however, this warrant holder paid $60,000 to the Company and the balance of $4,000 is being treated as a related party payable as of March 31, 2013. The Company intends to repay this $4,000 presently.

As of March 31, 2013, the aggregate balance of accounts payable to related parties was $30,676.  These advances to related parties are unsecured, due on demand, and are non-interest bearing.

Notes payable to related party

During the year ended June 30, 2012, the Company issued an unsecured promissory note to an entity owned by a shareholder and former director of the Company for the an aggregate principal sum of $9,666.  The unpaid principal sum, together with all other amounts advanced to the Company by the lender from time to time, shall bear interest at 4% per annum until paid, and shall be due and payable on demand.  During the nine months ended March 31, 2013, the lender advanced an additional $700 to the Company under the same terms.  As of March 31, 2013, notes payable to this related party had a balance of $10,366.

Notes payable to related party issued upon change of control

In September 2012, the Company issued an unsecured promissory note to an entity controlled by the Company’s Chief Executive and Financial Officer and director, for the principal sum of $140,000. The promissory note was issued in connection with the assignment of two patents and the related intellectual property (see Note 5).  The unpaid principal sum of the the promissory note bears interest at 4% per annum until paid.  The unpaid principal sum and all accrued but unpaid interest thereon shall be due and payable five years from the date of the promissory note.  As of March 31, 2013, the promissory note of $140,000 remained outstanding and was classified as non-current liability on the Company's condensed consolidated balance sheet at March 31, 2013. The Company officer loaned an additional $25,000 at the end of the March 2013 quarter to capitalize the Crown Nutraceuticals subsidiary. This loan is represented by a demand note bearing interest of 4%.

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE UNAUDITED PERIODS JULY 8, 2009 (INCEPTION) TO MARCH 31, 2013

NOTE 4 – INCOME TAXES

As of March 31, 2013 and June 30, 2012, the Company had net operating loss carryforwards of approximately $126,218 and $80,260, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $44,177 and $28,091 at March 31, 2013 and June 30, 2012, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

As of

As of

Dec. 31, 2012

June. 30, 2012

Net deferred tax assets before

  valuation allowance

$

44,177

$

28,091

Less: Valuation Allowance

(44,177)

28,091

Net deferred tax assets

--

--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

As of

As of

December 31,  2012

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

CROWN MARKETING AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO MARCH 31, 2013

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at March 31, 2013 or June 30, 2012.

The Company has authorized an unlimited number of shares of no par value common stock, of which 190,067,600 and 43,467,600 shares are outstanding at March 31, 2013 and June 30, 2012, respectively. All share numbers in these financial statements have been retroactively adjusted for a 10-for-1 forward stock split declared in September 2012 and effective for shareholders of record as of October 2, 2012.

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

Class A Warrants to purchase 8,000,000 shares were exercised for cash of $56,000 on August 14, 2012, and the remaining Class A Warrants to purchase 16,000,000 shares were exercised on August 28, 2012 in exchange for promissory notes in the amount of $112,000.  The promissory notes were unsecured, bear interest at 4% per annum until paid, and all unpaid principal sum and all accrued but unpaid interest thereon was due and payable on December 31, 2012.  The Company has agreed to extend these notes until June, 2013; one note for $28,000 was paid during the March 2013 quarter. During the nine months ended March 31, 2013, the Company accrued interest receivable of $2,446 in connection with these notes.

 By resolution dated September 20, 2012, the Board of Directors authorized the issuance of 122,600,000 restricted shares and a promissory note in the amount of $140,000 for the assignment of two patents and the related intellectual property from a  party which was non-affiliated at the time; in connection with this assignment, the party nominated a new President, Chief Financial Officer and director who is an affiliate of the assignor. The assignment took effect on September 22, 2012. The Company has valued the patent at the predecessor basis of $100 in the property exchanged because the assignor gained control of the Company after the acquisition. Due to the change in control, the issuance of the $140,000 note payable was treated as a non-prorata distribution to the incoming majority shareholder.

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

Plan of Operations

We did not enjoy any revenues until the quarter ended December 31, 2011. We had losses of $45,958 and $7,134 for the nine months ended March 31, 2013 and 2012, respectively, and $13,965 and $4,417 for the three months periods ended March 31, 2013 and 2012.  Our operating expenses in the 2012 periods consisted primarily of costs related to the purchase, warehousing and transport of inventory; in the 2013 periods, the expenses primarily were incurred in connection with the costs of being public and marketing costs. With the acquisition of the controlled release technology in September, 2012, the Company has increased its level of operations in connection with the development and exploitation of that technology. We expect that our operating, research and development costs and marketing costs will increase substantially through June 30, 2013 and we expect to require a total of $862,000 in cash during that time period.  We received $56,000 in August 2012 from the exercise of Class A Warrants and an additional $28,000 in the March 31, 2013 quarter. We believe we will be able to receive, prior to June 30, 2013,  the remaining $84,000 due on promissory notes from warrants exercised in the quarter ended  December 31, 2012, and that this amount will cover our operating expenses through that time. We recieved a loan of $25,000 in March 2013 from our executive officer for marketing and developlemnt of our nutraceuticals line.  After June 30, 2013, we will need approximately $750,000 for marketing and development. Due to our limited operating history, we believe that we will not be able to obtain conventional bank loans to provide our cash needs and we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Recent Accounting Pronouncements

Management has reviewed the recent accounting pronouncements by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") through the date of this report and has determined that their adoption will not have a material impact on the Company's present or future consolidated financial statements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: May 14, 2013	By:	/s/ Learned Hand
Learned Hand
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

18