Form 10-K
period 2013-06-30
CROWN MARKETING
filed 2013-10-02
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

Registrant's telephone number, including area code: (919) 9134762

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

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $6,627

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012 was $11,469,492 based on a closing sale price on the OTC Bulletin Board of $.17.

The number of shares outstanding of the issuer's classes of Common Stock as of  September 30, 2013 was 190,067,600

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

The Company carries on all of its operations through its Wyoming subsidiary, Green4Green, which was formed on July 8, 2009, and Crown Nutraceuticals, which was incorporated on March 28, 2013. The Company, which then had 890,800 shares outstanding (including 317,100 shares held by management), acquired Green4Green (wholly owned by then Management)  pursuant to an Agreement and Plan of Reorganization (the “Agreement”).  The Company acquired all of the outstanding shares of Green4Green in exchange for 40,000,000 newly issued shares of the Company's Common Stock.  Pursuant to the Agreement, the issued and outstanding common shares of Green4Green were exchanged on a one-for-one basis for common shares of the Company.  After the merger was completed, the Green4Green shareholders owned approximately 98% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Green4Green deemed to be the accounting acquirer and the Company deemed to be the legal acquirer. As a result of the reverse merger, the historical accumulated deficit of SPCL was eliminated.  Green 4Green is a wholesale distributor of generic pharmaceuticals. On September 9, 2013, the Company filed a Registration Statement on Form S-1, file no. 333-176776 containing complete "Form 10" information.

In June 2013, we acquired patent rights related to controlled release technology from an unaffiliated party. In September, 2013, the Company acquired two additional patents and related intellectual property from Farrington Pharmaceuticals, LLC, a company controlled by our President and Chief Financial Officer,  by the issuance of a promissory note in the amount of $140,000 and 122,600,000 restricted shares of common stock. The intellectual property will be held by the Company's wholly-owned licensing subsidiary. The patents protect broad claims for novel controlled release technology applicable to oral and transdermal pharmaceuticals and nutraceuticals, and other applications.  In March 2013, we commenced operating our nutraceutical division.

Our Business

Historically we have been engaged in the wholesale distribution of non-addictive generic pharmaceutical products to non-US distributors.  With the September 2013 acquisition of the controlled release technology (CDDT), we have devoted most of our resources to (a) seeking to license CDDT to pharmaceutical companies, (b) developing one or more proprietary applications of CDDT to generic pharmaceuticals and/or over-the-counter medications, and (c) developing other applications of CDDT including the nutraceuticals market.  In the last quarter of 2013, we also expanded into the nutraceutical market, by financing the marketing of diet products.

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

Industry Subsectors

Originator chemically synthesized drugs and biotechnology-derived drugs are developed as a result of extensive research and development (R&D) and clinical trials in both humans and animals.  The originator relies on patents and other forms of intellectual property rights to justify the investment required tobring a product to market.

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

Nutraceutical Business

In March 2013, we began a venture with a non affiliated party, to market diet products including extracts of green coffee bean and raspberry ketone. Under the venture, the other party developed and paid for the product, and we paid all the media marketing costs. We received the net proceeds after the cost of the product. In the three months ended June 30, 2013, we had sales of $6,627. Sales have continued in fiscal 2014 at approximately the same level.

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

Item 2. PROPERTIES

We use a limited amount of office space from our officer and director. We plan to locate approximately 500 to 1,000 square feet of dedicated office space in or near the Research Triangle area near Chapel Hill in the future.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol CWNM.OB since June 8, 2013. There has been limited trading of the common stock through June 30, 2013. The shares traded in the following quarters:

Quarter Ending

High

Low

September 30, 2012

$

.50

$

.50

December 31, 2012

1.01

.10

March 31, 2013

 .31

.05

June 30, 2013

.07

.04

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The last sale price of our common stock on September 27, 2013 was $.01 per share.

(b)

Holders

As of September 30, 2013, there were approximately 100 record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2013

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

      exercise of existing  outstanding options,   (excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended June 30, 2013 and 2012.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2013

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

Results of Operations

 We had losses of $108,800 and $56,261 for the years ended June 30, 2013 and 2012. The increase in loss is due to the increase in operating expenses, primarily related to the costs of the new nutraceuticals division, which commenced in the third fiscal quarter, as well as increased operating costs related to developing and marketing the controlled release technology acquired in September 2012. . In contrast, our business in fiscal 2012 was primarily focused on wholesaling generic pharmaceuticals.. We expect that our level of operating expenses will continue at the current level for fiscal 2013, and may possibly increase if we are able to exploit the controlled release technology, which is being evaluated at this time by our industry consultants.

Revenue

. We had limited sales of $6,627 in the June 30, 2013 quarter (from the nutraceuticals division) and as compared $4,500  for the year ended June 30, 2012 (from resales of generic pharamaceuticals). The 2013 sales represented sales in a new division, financing the marketing of nutraceuticals, and we cannot predict whether results will continue in future quarters.

General and Administrative expenses.

 General Administrative expenses were $114,001  for the year ended June 30, 2013 as compared to $60,305  for the year ended June 30, 2012.  General and administrative costs were primarily composed of   costs related to our status as a public company, which were legal and accounting expenses of $29,799, and press releases and  transfer agent fees of $8,709; rent expense of $2,541 and telephone and other office expenses of $9,272; patent costs of $666, and travel costs of $25,069 incurred in marketing the Company's products.  In addition,  under the contract, Crown Nutraceuticals pays all the advertisting costs for the products (green tea extract and raspberry ketone diet products) while the other party developed the product, packaging and marketing materials, and is responsible for all the costs of inventory and fulfillment.  The advertisingcosts paid by this division were $28,986 in fiscal 2013. In comparison, operating expenses in the 2012 fiscal year primarily comprised of $44,871 in filing fees on our patents, and public company-related costs of $5,127. The Company believes that the new nutraceutical  enterprise will recoup all of the advertising costs by December 31, 2013.  We cannot predict whether this new business segment will be profitable nor whether the controlled release technology will be successfully exploited. Should we be able to obtain additional funding to market the controlled release technology, our marketing expenses will increase substantially as well in fiscal 2014.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $108,800 for the year ended June 30, 2013, and the Company's liabilities exceed its assets by $227,273 as of June 30, 2013.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the  accompanying financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  achieve,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company. The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

Our cash needs in the year ended June 30, 2013 were primarily met by extension of loans of $44,694 from a shareholder, increase in accounts payable from an office director, and the exercise of warrants.  As of June 30, 2013 we had cash on hand of $19,746., During the quarter ended September 30, 2012, 24,000,000 warrants were exercised that entitled us to receive proceeds of $168,000.   During the year ended June 30, 2013 we received $804000 from the proceeds of the exercise of warrants. Subsequently  we received $79,000 in July 2013  that were due us from on the warrant subscription receivable and we  believe we will be able to receive, prior to December 31, 2013,  the remaining  due us from warrants exercised, and that this amount will cover our operating expenses through that time. After December 31, 2013, we will need approximately $750,000 for marketing and development to fully fund our marketing plans. Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Our officer/shareholder is providing all of our working capital other than those from warrant exercises and will continue to do so until at least June 30, 2014. During the year ended June 30, 2012, the Company issued an unsecured promissory note to an entity owned by a shareholder and former director of the Company for the aggregate principal sum of $9,666.  The unpaid principal sum, together with all other amounts advanced to the Company by the lender from time to time, shall bear interest at 4% per annum until paid, and shall be due and payable on demand.  In September 2012, the lender advanced an additional $700 to the Company under the same terms.  As of June 30, 2013, notes payable to this related party had a balance of $10,366.

In September 2012, the Company issued an unsecured promissory note to an entity controlled by Mr. Learned Hand, the Company’s Chief Executive and Financial Officer and director, for the principal sum of $140,000. The promissory note was issued in connection with the assignment of two patents and the related intellectual property (see Note 6).  The unpaid principal sum of the promissory note bears interest at 4% per annum until paid.  The unpaid principal sum and all accrued but unpaid interest thereon shall be due and payable five years from the date of the promissory note (September 2017).  As of June 30, 2013, the promissory note of $140,000 remained outstanding.

In March 2013, Mr. Hand loaned the Company $25,000 to capitalize the Crown Nutraceuticals subsidiary. This loan is represented by a demand note bearing interest at a rate of 4% per annum.  As of June 30, 2013, the loan of $25,000 remained outstanding.

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”)and the SEC; however these pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Since we have generated limited revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

           Page

Report of Independent Registered Public Accounting Firm

14

Consolidated Balance Sheets as of  June 30, 2013 and 2012

15

Consolidated Statements of Operations for the years ended June 30, 2013 and 2012,  and for the period July 8, 2009 (inception) to June 30, 2013

16

Consolidated Statements of Changes in Stockholders’ Deficiency for the period

July 8, 2009 (inception)  to June 30, 2013

17

Consolidated Statements of Cash Flows for the  years ended June 30, 2013 and 2012,  and for the period July 8, 2009 (inception) to June 30, 2013

18

Notes to Consolidated Financial Statements

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Crown Marketing

(A Development Stage Company)

Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Crown Marketing, a development stage company, (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended, and for the period July 8, 2009 (inception) to June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period July 8, 2009 (inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, and has received limited revenues to date, which have resulted in a negative working capital and a stockholders’ deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

October 2, 2013

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2013	2012
ASSETS

Current Assets
Cash	$19,746	$381

Total Current Assets	19,746	381

Other Assets	350	250

TOTAL ASSETS	$20,096	$631

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued
expenses- related party	$62,004	$44,872
Accounts payable	9,999	5,193
Notes payable - related party	35,366	9,666
Total Current Liabilities	107,369	59,731

Notes payable -related party, net of current portion	140,000	--
Total liabilities	247,369	59,731

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 190,067,600 and 43,467,600 shares
issued and outstanding	49,260	21,160
Common Stock subscription receivable	(87,473)	--
Accumulated Deficit	(189,060)	(80,260)

Total Stockholders' Deficiency	(227,273)	(59,100)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$20,096	$631

See accompanying Notes to Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			FOR THE
	FOR THE	FOR THE	PERIOD
	YEAR	YEAR	JULY 8, 2009
	ENDED	ENDED	(INCEPTION)
	JUNE 30,	JUNE 30,	THROUGH
	2013	2012	JUNE 30, 2013

REVENUES	$6,627	$4,500	$11,127

COST OF GOODS SOLD	--	456	456
GROSS MARGIN	6,627	4,044	10,671

GENERAL AND ADMINISTRATIVE EXPENSES	114,001	60,305	198,305

NET OPERATING LOSS	$(107,374)	$(56,261)	$(187,634)

Other Expenses - Interest expense, net	(1,426)	--	(1,426)

NET LOSS	$(108,800)	$(56,261)	$(189,060)

Net Loss per share - basic and diluted	$0	$0

Weighted average shares outstanding
- basic and diluted	158,951,984	43,467,600

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total
Balances, July 8, 2009	--	$--	$--	$--	$--

Issuance of Shares for organization expenses of $300
and cash of $100	40,000,000	400	--	--	400

Net loss	--	--	--	(1,975)	(1,975)
Balance, June 30, 2010	40,000,000	400	--	(1,975)	(1,032)

Effect of reverse merger transaction	957,600	400	--	--	400

Issuance of shares and warrants, for cash of $0.05 per unit	2,400,000	12,000	--	--	12,000

Contribution to capital by officer	--	7,200	--	--	7,200

Issuance of shares for cash at $0.10 per share	110,000	1,100	--	--	1,100

Net loss	--	--	--	(22,024)	(22,024)
Balance, June 30, 2011	43,467,600	21,100	--	(23,999)	(2,899)

Contribution to capital by officer		60	--		60

Net loss for the year ended June 30, 2012	--	--	--	(56,261)	(56,261)
Balance, June 30, 2012	43,467,600	21,160	--	(80,260)	(59,100)

Common stock issued to related party for acquired license	122,600,000	(139,900)	--	--	(139,900)

Issuance of shares on exercise of warrants at $.007 per share	24,000,000	168,000	(87,473)	--	80,527

Net loss for the year ended June 30, 2013	--	--	--	(108,800)	(108,800)
Balance, June 30, 2013	190,067,600	$49,260	$(87,473)	$(189,060)	$(227,273)

See accompanying Notes to Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

						FOR THE
		FOR THE		FOR THE		PERIOD
		YEAR		YEAR		JULY 8, 2009
		ENDED		ENDED		(INCEPTION)
		JUNE 30		JUNE 30		TO JUNE 30
		2013		2012		2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(108,800)		$(56,261)		$(189,060)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable		4,806		(531)		9,999
Increase in interest receivable		(3,373)		--		(3,373)
Increase (decrease) in accounts payable and
accrued expenses-related party		17,132		40,972		62,004
Net cash used in operating activities		(90,235)		(15,820)		(120,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire other assets		(100)		(250)		(350)
Net cash used by investing activities		(100)		(250)		(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
and warrants		84,000		--		97,500
Proceeds from related party note		25,700		9,666		35,366
Contribution to capital by officer		--		60		7,660
Net cash provided by financing activities		109,700		9,726		140,526

Net increase (decrease) in cash and
cash equivalents		19,365		(6,344)		19,746
Cash and cash equivalents, beginning of period		381		6,725		--
Cash and cash equivalents, end of period		$19,746		$381		$19,746

Supplemental Disclosure of Cash Flow Information:
Interest paid	--	--	--	--	--	--
Income taxes paid		$--	--	--	--	--

Supplemental Disclosure of Non-Cash Transactions:
Issuance of note payable upon change of control		$140,000		$--		$140,000
Issuance of common stock for subscription receivable		$84,000		$--		$84,000

See accompanying Notes to Consolidated Financial Statements

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

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

The Company is engaged in the development of its controlled release technology and, through its Crown Nutraceuticals subsidiary incorporated in March 2013, marketing nutraceutical products.  The Company has not realized significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standards (“SFAS”) No 7, “Accounting and Reporting by Development State Enterprises.”)

These consolidated financial statements include the accounts of Crown Nutraceuticals, Green4Green and the Company.  All intercompany transactions and accounts have been eliminated in consolidation.

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

YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

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

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others, the fair value of shares of common stock issued for services. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of June 30, 2013 and 2012, the weighted average common shares outstanding totaled 158,951,984 and 43,467,600, respectively.  As of June 30, 2012, common stock equivalents were comprised of warrants exercisable into 2,400,000 shares of the Company’s common stock.   No warrants were outstanding as of June 30, 2013. For the years ended June 30, 2013 and 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

Advertising costs

Advertising costs of $28,986  were incurred during the year ended June 30, 2013 and are included in general and administrative expesenses.

Recent Accounting Pronouncements

 There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC; however these pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $108,800 for the year ended June 30, 2013, and the Company's liabilities exceed its assets by $227,273 as of June 30, 2013.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  achieve,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company. The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

NOTE 3 - ACCOUNTS PAYABLE TO RELATED PARTIES

As of June 30, 2013 and 2012, the Company had outstanding accounts payable due to Mr. Learned Hand, which represented expenses paid by him on behalf of the Company.  Mr. Learned Hand did not have any relationship with the Company as of June 30, 2012; however in September 2012, he was elected as the Company’s director, and Chief Executive and Financial Officer following the resignation of predecessor director and Chief Executive Officer, Mr. Igor Produn.  As of June 30, 2012, $44,872 was due Mr. Hand.  During the year ended June 30, 2013, Mr. Hand was repaid $40,000 of this amount, and was advanced an additional $52,227 during the year ended June 30, 2013 for reimbursement of Company of expenses. In addition, interest of $4,996 was accrued on the long term notes beneficially held by him (see Note 4), resulting in a balance due him of $62,004 as of June 30, 2013. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, Mr. Hand did not receive any compensation from the Company for the years ended  June 30, 2013.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

NOTE 4 NOTES PAYABLE TO RELATED PARTIES

The Company’s notes payable to related parties consist of the following as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Notes payable to entity owned by shareholder (a)	$10,366	$9,666
Notes payable to entity owned by officer (b)	140,000	-
Notes payable to officer (c)	25,000	-
Total notes payable to related parties	175,366	9,666
Less: current portion	(35,366)	(9,666)
Notes payable to related parties, net current portion, due 2017	$140,000	$-

(a)

During the year ended June 30, 2012, the Company issued an unsecured promissory note to an entity owned by a shareholder and former director of the Company for the aggregate principal sum of $9,666.  The unpaid principal sum, together with all other amounts advanced to the Company by the lender from time to time, shall bear interest at 4% per annum until paid, and shall be due and payable on demand.  In September 2012, the lender advanced an additional $700 to the Company under the same terms.  As of June 30, 2013, notes payable to this related party had a balance of $10,366, which was presented as current liability in the accompanying consolidated balance sheets..

(b)

In September 2012, the Company issued an unsecured promissory note to an entity controlled by the Mr. Learned Hand, the Company’s Chief Executive and Financial Officer and director, for the principal sum of $140,000. The promissory note was issued in connection with the assignment of two patents and the related intellectual property (see Note 6).  The unpaid principal sum of the promissory note bears interest at 4% per annum until paid.  The unpaid principal sum and all accrued but unpaid interest thereon shall be due and payable five years from the date of the promissory note (September 2017).  As of June 30, 2013, the promissory note of $140,000 remained outstanding and was classified as non-current liability on the accompanying consolidated balance sheets.

(c)

In March 2013, Mr. Learned Hand, the Company’s Chief Executive and Financial Officer and director, loaned the Company $25,000 to capitalize the Crown Nutraceuticals subsidiary. This loan is represented by a demand note bearing interest at a rate of 4% per annum.  As of June 30, 2013, the loan of $25,000 remained outstanding and was classified as current liability on the accompanying consolidated balance sheets.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

NOTE  5– INCOME TAXES

As of June 30, 2013 and  2012, the Company had net operating loss carryforwards of approximately $189,060 and $80,260, which expire in varying amounts between 2018 and 2028.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $66,530 and $28,091 at June 30, 2013 and 2012, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

	As of	As of
	June 30, 2013	June 30, 2012

Net deferred tax assets before
valuation allowance	$66,530	$28,091
Less: Valuation Allowance	(66,530)	(28,091)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable

U.S. and State statutory income tax rate to pre-tax loss is as follows:

Tax expense at the U.S.
statutory income tax	35%	35%
Statutory state income tax	--	--
Increase in valuation allowance	(35)%	(35)%
Effective tax rate	--	--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING JUNE 30, 2013 and 2012,

AND THE PERIOD JULY 8, 2009 (INCEPTION) TO JUNE 30, 2013

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at June 30, 2013 or June 30, 2012.

In July 2010, the Company sold 240,000 units of its common stock for an aggregate consideration of $12,000.  Each unit consisted of 10 shares of common stock and 100 Class A warrants to acquire a share of the Company’s common stock at an exercise price of $0.007 per share with expiration date on December 31, 2014 (24,000,000 warrants in the aggregate).

In March 2011, the Company sold 110,000 shares of its common stock for cash for net proceeds of $1,100.

The officer and director contributed $7,200 in cash to the Company in March, 2011, and $60 in the quarter ended December 31, 2011.

Class A Warrants to purchase 8,000,000 shares were exercised for cash of $56,000 on August 14, 2012, and the remaining Class A Warrants to purchase 16,000,000 shares were exercised on August 28, 2012 in exchange for promissory notes in the amount of $112,000.  As of June 30, 2013, all outstanding Class A warrants had been exercised.  The promissory notes were unsecured, bear interest at 4% per annum until paid, and all unpaid principal sum and all accrued but unpaid interest thereon was due and payable on December 31, 2012.  The Company has agreed to extend these notes until December 31, 2013; one note for $28,000 was paid during the March 2013 quarter. During the year ended June 30, 2013, the Company accrued interest receivable of $3,328 in connection with these notes.  As of June 30, 2013, the balance of the notes receivable including the accrued interest aggregating $87,473 was reflected as subscription receivable on the accompanying balance sheet. Subsequent to June 30, 2013, the Company collected $79,000 of the subscription receivable.

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

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2013) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended June 30, 2013.

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

Our management team is headed by experienced Chief Executive Officer Learned Hand, who was elected in September 2013.

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

Code of Ethics

Crown Marketing has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2013.  Crown Marketing intends to adopt a code of ethics during calendar 2013.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Crown Marketing's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Crown Marketing with copies of all Section 16(a)  forms  they file.  During the year ended June 30, 2013, Crown Marketing believes that all such persons failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people,  Crown Marketing does not believe that such individuals purchased or sold any Crown Marketing Common Stock during 2013.

Item 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, who was also our Chief Financial Officer during the years indicated.

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Total

Learned J. Hand Chief Executive/Financial Officer	2013	$-	-	$ -
Igor Produn Chief Executive/Financial Officer	2012	$-	-	$-

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

		Number	Percentage
		of Shares	of Shares
Name	Office	Owned(1)	Owned

Learned Hand	CEO, CFO, Director	122,600,000(2)	64.50%

All officers
and directors
as a group (1 person)		122,600,000(2)	64.50%

(1)

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

(2)

Includes 122,600,000 shares held by a family trust controlled by this individual.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The officer and director during fiscal 2012 and 2011, Igor Produn, advanced $3,809 to the Company during the year ended June 30, 2011. This amount was due on demand and bore no interest.   No amounts are owed as of June 30, 2013.

A party related to a shareholder has loaned the Company $9,666 during the year ended June 30, 2012, and $700 in the year ended June 30, 2013,  pursuant to a promissory note. The loan bears interest at 4% and the accrued interest as of June 30, 2013 was $500.

A consultant, Learned  Hand, expended $49,974 on the Company's behalf during the three months ended June 30, 2013. These amounts are due on demand and are unsecured. Mr. Hand was elected to the Board of Directors and as an officer in September 2012. During the year ended Jeun 30, 2013, Mr. Hand was repaid $40,000 of this amount, and advanced an additional $52,227 during the year ended June 30, 2013 for Company expenses, resulting in a balance due him of $57,008 as of June 30, 2013.

 By resolution dated September 20, 2013, the Board of Directors authorized the issuance of 122,600,000 restricted shares and a five-year, 4% promissory note in the amount of $140,000 for the assignment of two patents and the related intellectual property from a non-affiliated party, Farrington Pharmaceuticals, LLC. The assignment took effect on September 22, 2013, at which time Mr. Hand, whois the spouse of Farrington's control person, was elected as officer and director. The face amount of the promissory note has been represented to be the approximate cost for the development of the patent.

. In view of the Company’s limited operations and resources, Mr. Hand did not receive any compensation from the Company for the years ended  June 30, 2013.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended June 30, 2013,  our principal accounting firm Weinberg & Co., CPA was paid $18,199 for audit and review fees.

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

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(4)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(4)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(4).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(4).

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

(1)

Filed with original registration statement.

(2)

Filed with amendment no. 1

(3)

Filed with the Annual Report on Form 10-K for the year ended June 30, 2013.

(4)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 2, 2013.

By:/s/ Learned Hand

President and Chief Financial Officer

Learned Hand

(principal executive, financial and

                                                                                                                accountingofficer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 2, 2013.

By:/s/ Learned Hand

President and Chief Financial Officer

Learned Hand

(principal executive, financial and

                                                                                                                accounting officer)

                                                                                                                 and sole director