Form 10-Q
period 2013-09-30
CROWN MARKETING
filed 2013-11-18
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 190,067,600 shares of common stock issued and outstanding as of November 14, 2013.

CROWN MARKETING

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and

June 30, 2013

4

Unaudited Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2013 and 2012

5

Unaudited Consolidated Statements of Cash Flows for the three month periods ended

September 30, 3013 and 2012

6

Notes to the Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3

Defaults Upon Senior Securities

19

Item 4.

Mine Safety Disclosures

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT. 30,	JUNE 30,
	2013	2013
	(unaudited)
ASSETS

Current Assets
Cash	$93,503	$19,746

Total Current Assets	93,503	19,746

Other Assets	350	350

TOTAL ASSETS	$93,853	$20,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Notes payable - related party	$35,366	$35,366
Accounts payable	9,999	$9,999
Accounts payable and accrued expenses - related party	74,004	62,004

Total Current Liabilities	119,369	107,369

Notes payable -related party, net of current portion	140,000	140,000
Total liabilities	259,369	247,369

Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares
authorized; 190,067,600 and 190,067,600 shares
issued and outstanding	49,260	49,260
Common Stock subscription receivable	(3,662)	(87,473)
Accumulated Deficit	(211,114)	(189,060)

Total Stockholders' Deficiency	(165,516)	(277,273)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$93,853	$20,096

See accompanying Notes to Consolidated Condensed Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			FOR THE
	FOR THE	FOR THE	PERIOD
	9 MONTH	9 MONTH	JULY 8, 2009
	ENDED	ENDED	(INCEPTION)
	SEPT. 30,	SEPT. 30,	THROUGH
	2013	2013	SEPT. 30, 2013
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$44,727	$--	$55,854

COST OF GOODS SOLD	--	--	456
GROSS MARGIN	44,727	--	55,398

Direct operating costs	28,783	--	28,783
General and administrative expenses	36,434	12,097	234,739
Total Operating Expenses	65,217	12,097	263,522

NET OPERATING LOSS	$20,490	$(12,097)	$(208,124)

Other Expenses - Interest expense, net	(1,564)	154	(2,990)

NET LOSS	$(22,054)	$(11,943)	$(211,114)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
- basic and diluted	190,067,600	64,793,687

See accompanying Notes to Condensed Consolidated Financial Statements.

CROWN MARKETING

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

						FOR THE
		FOR THE		FOR THE		PERIOD
		NINE MONTHS		NINE MONTHS		JULY 8, 2009
		ENDED		ENDED		(INCEPTION)
		SEPT. 30		SEPT. 30		TO SEPT. 30
		2013		2012		2013
		(unaudited)		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(22,054)		$(11,943)		$(211,114)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable		--		--		9,999
Increase in interest receivable		--		--		(3,373)
Increase (decrease) in accrued interest		--		144		--
Increase (decrease) in accounts payable related party		12,000		(29,755)		74,004
Net cash used in operating activities		(10,054)		(41,554)		(130,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire other assets		--		--		(350)
Net cash used by investing activities		--		--		(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of stock subscription receivable		83,811		--		83,811
Proceeds from sale of common stock		--
and warrants		--		--		13,500
Proceeds from exercise of warrants		--		55,702		84,000
Proceeds from note payable		--		700		35,366
Contribution to capital by officer		--		--		7,660
Net cash provided by financing activities		83,811		56,402		224,337

Net increase (decrease) in cash and
cash equivalents		73,757		14,848		95,503
Cash and cash equivalents, beginning of period		19,746		381		--
Cash and cash equivalents, end of period		$93,503		$15,229		$95,503

Supplemental Disclosure of Cash Flow Information:
Interest paid	--	--	--	--	--	--
Income taxes paid		$--	--	--	--	--

Supplemental Disclosure of Non-Cash Transactions:
Issuance of note payable upon change of control		$--		$--		$140,000
Issuance of common stock for subscription receivable		$--		$--		$84,000

See accompanying Notes to Condensed Consolidated Financial Statements

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended September, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2013 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended June 30, 2013 and 2012 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 2, 2013. These financial statements should be read in conjunction with that report.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Summary of Significant Accounting Policies

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

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. As of September 30, 2013 and June 30, 2013, the weighted average common shares outstanding totaled 190,067,600 and 190,067,600, respectively.  As of June 30, 2012, common stock equivalents were comprised of warrants exercisable into 2,400,000 shares of the Company’s common stock.   There were no potentially dilutive shares as of September 30, 2013 and June 30, 2013 as there were no warrants outstanding as of September 30, 2013 or June 30, 2013.

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

Advertising costs

Advertising costs of $28,783 and $0 were incurred during the three months ended September 30, 2013 and 2012, respectively, and are included in direct operating costs.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $22,054 for the three months ended September 30, 2013, and the Company's liabilities exceed its assets by $165,516 as of September 30, 2013.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s June 30, 2013 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The Company's management plans to continue as a going concern revolves around its ability to achieve, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

NOTE 3 - ACCOUNTS PAYABLE TO RELATED PARTIES

As of September 30, 2013 and June 30, 2013, the Company had outstanding accounts payable due to Mr. Learned Hand, which represented expenses paid by him on behalf of the Company.  Mr. Learned Hand did not have any relationship with the Company as of June 30, 2012; however in September 2012, he was elected as the Company’s director, and Chief Executive and Financial Officer following the resignation of predecessor director and Chief Executive Officer, Mr. Igor Produn.  As of June 30, 2013, amount due to Mr. Hand for reimbursement of Company expenses amounted to $62,004. During the quarter ended September 30, 2013, Mr. Hand advanced an additional $5,250.  In addition, amount due to Mr. Hand as of September 30, 2013 included the balance of accrued interest of $6,750 on the long term notes beneficially held by him (see Note 4), resulting in a balance due him of $74,004 as of the period then ended. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, Mr. Hand did not receive any compensation from the Company for the periods ended  September 30, 2013.

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company’s notes payable to related parties consist of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Notes payable to entity owned by shareholder (a)	$10,366	$10,366
Notes payable to entity owned by officer (b)	140,000	140,000
Notes payable to officer (c)	25,000	25,000
Total notes payable to related parties	175,366	175,366
Less: current portion	(35,366)	(35,366)
Notes payable to related parties, net current portion, due 2017	$140,000	$140,000

(a)

During the year ended June 30, 2012, the Company issued an unsecured promissory note to an entity owned by a shareholder and former director of the Company for the aggregate principal sum of $9,666.  The unpaid principal sum, together with all other amounts advanced to the Company by the lender from time to time, shall bear interest at 4% per annum until paid, and shall be due and payable on demand.  In September 2012, the lender advanced an additional $700 to the Company under the same terms.  As of September 30, 2013, notes payable to this related party had a balance of $10,366, which was presented as current liability in the accompanying consolidated balance sheets..

(b)

In September 2012, the Company issued an unsecured promissory note to an entity controlled by the Mr. Learned Hand, the Company’s Chief Executive and Financial Officer and director, for the principal sum of $140,000. The promissory note was issued in connection with the assignment of two patents and the related intellectual property (see Note 6).  The unpaid principal sum of the promissory note bears interest at 4% per annum until paid.  The unpaid principal sum and all accrued but unpaid interest thereon shall be due and payable five years from the date of the promissory note (September 2017).  As of September 30, 2013, the promissory note of $140,000 remained outstanding and was classified as non-current liability on the accompanying consolidated balance sheets.

(c)

In March 2013, Mr. Learned Hand, the Company’s Chief Executive and Financial Officer and director, loaned the Company $25,000. This loan is unsecured, and is represented by a demand note bearing interest at a rate of 4% per annum.  As of September 30, 2013, the loan of $25,000 remained outstanding and was classified as current liability on the accompanying consolidated balance sheets.

NOTE  5– INCOME TAXES

As of September 30, 2013 and June 30, 2013, the Company had net operating loss carryforwards of approximately $211,114 and $189,060, which expire in varying amounts between 2018 and 2028.   Realization of this potential future tax benefit is dependent on generating   sufficient taxable income prior to expiration of the loss carryforward.  The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $73,890 and $66,530 at September 30, 2013 and June 30, 2013, respectively were offset in full by a valuation allowance.

 CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

NOTE  5– INCOME TAXES CONTINUED

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

	As of	As of
	September 30, 2013	June 30, 2013

Net deferred tax assets before
valuation allowance	$73,840	$66,530
Less: Valuation Allowance	(73,890)	(66,530)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable

U.S. and State statutory income tax rate to pre-tax loss is as follows:

Tax expense at the U.S.
statutory income tax	35%	35%
Statutory state income tax	--	--
Increase in valuation allowance	(35)%	(35)%
Effective tax rate	--	--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at September 30, 2013 or June 30, 2013.

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

CROWN MARKETING

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND THE UNAUDITED PERIOD JULY 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

NOTE 6 – STOCKHOLDERS’ DEFICIENCY CONTINUED

Class A Warrants to purchase 8,000,000 shares were exercised for cash of $56,000 on August 14, 2012, and the remaining Class A Warrants to purchase 16,000,000 shares were exercised on August 28, 2012 in exchange for promissory notes in the amount of $112,000.  As of June 30, 2013, all outstanding Class A warrants had been exercised.  The promissory notes were unsecured, bear interest at 4% per annum until paid, and all unpaid principal sum and all accrued but unpaid interest thereon was due and payable on December 31, 2012.  The Company has agreed to extend these notes until December 31, 2013.  One note for $28,000 was paid during fiscal 2013 leaving a balance due of $87,473 (including accrued interest) at June 30, 2013. During the three months ended September 30, 2013, the Company collected $84,000 of the subscription receivable, and accrued interest receivable of $190 in connection with these notes.  As of September 30, 2013, the balance of the notes receivable including the accrued interest of $3,662 was reflected as subscription receivable on the accompanying balance sheet.

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

Results of Operations

 We had losses of $22,504 and $11,943 for the  three months ended September 30, 2013 and 2012. The increase in loss is due to the increase in operating expenses, primarily related to the costs of the new nutraceuticals division, which commenced in the third fiscal quarter of fiscal 2013, as well as increased operating costs related to developing and marketing the controlled release technology acquired in September 2012.  In contrast, our business in fiscal 2012 was primarily focused on wholesaling generic pharmaceuticals.. We expect that our level of operating expenses will continue at the current level for fiscal 2014, and may possibly increase if we are able to exploit the controlled release technology, which is being evaluated at this time by our industry consultants. Management is examining the trends for the quarter ended December 31, 2013. If the nutraceuticals division does not become profitable during this quarter, management will consider terminating the marketing program.

Revenue

Sales in the quarter ended September 30, 2013 increased dramatically, to $44,727, compared to $0  for the three months ended September 30, 2012. The current sales represent sales in a new division, financing the marketing of nutraceuticals, and we cannot predict whether results will continue in future quarters.

Direct Operating Costs

Direct operating costs were $28,783 during the three months ended September 30, 2013, compared to $0 in the three months ended September 30, 2012. These direct operating costs, which consist wholly of advertising costs,  are pursuant to the marketing contract, under which  Crown Nutraceuticals pays all the advertisting costs for the products (green tea extract and raspberry ketone diet products) while the other party developed the product, packaging and marketing materials, and is responsible for all the costs of inventory and fulfillment.  The advertising costs paid by this division were $28,783 for the three months ended September 30,  2013. The Company believes that the new nutraceutical enterprise will recoup all of the advertising costs by December 31, 2013.  We cannot predict whether this new business segment will be profitable nor whether the controlled release technology will be successfully exploited. Should we be able to obtain additional funding to market the controlled release technology, our marketing expenses will increase substantially as well in fiscal 2014.

General and Administrative expenses.

 General and Administrative expenses were $36,434 for the three months ended September 30, 2013 as compared to $12,097 for the three months ended September 30, 2012.  General and administrative costs were primarily composed of costs for rent, legal and professional services, transfer agent and other costs primarily related to  our status as a public company. Notable in the September 2003 quarter were legal and accounting expenses of $15,250, bank cahrges of $9,980 and travel related to marketing of the controlled release technology of $7,917.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $22,054 for the three months ended September 30, 2013, and the Company's liabilities exceed its assets by $165,546 as of September 30, 2013.  The Company has received limited revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the  accompanying financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The  Company's  management  plans to continue as a going concern revolves around its abilitiy to achieve, as well as raise necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.   The ability of the Company to continue as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

Our cash needs in the quarter ended September 30, 2013 were met by the payment on subscriptions receivable related to the exercise of warrants.  As of June 30, 2013 we had cash on hand of $19,746., During the quarter ended September 30, 2012, 24,000,000 warrants were exercised that entitled us to receive proceeds of $168,000.   During the year ended June 30, 2013 we received $80,000 from the proceeds of the exercise of warrants. Subsequently  we received $84,000 in the September 30, 2013 quarter  that were due us from on the warrant subscription receivable. We believe that the $93,503 cash on hand as of September 30, 2013 will cover our operating expenses through March 31, 2014. After March 31, 2014, we will need approximately $750,000 for marketing and development to fully fund our marketing plans. Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Our officer/shareholder is providing all of our working capital other than those from warrant exercises and will continue to do so until at least June 30, 2014. During the year ended June 30, 2012, the Company issued an unsecured promissory note to an entity owned by a shareholder and former director of the Company for the aggregate principal sum of $9,666.  The unpaid principal sum, together with all other amounts advanced to the Company by the lender from time to time, shall bear interest at 4% per annum until paid, and shall be due and payable on demand.  In September 2012, the lender advanced an additional $700 to the Company under the same terms.  As of September 30 and June 30, 2013, notes payable to this related party had a balance of $10,366.

In September 2012, the Company issued an unsecured promissory note to an entity controlled by Mr. Learned Hand, the Company’s Chief Executive and Financial Officer and director, for the principal sum of $140,000. The promissory note was issued in connection with the assignment of two patents and the related intellectual property (see Note 6).  The unpaid principal sum of the promissory note bears interest at 4% per annum until paid.  The unpaid principal sum and all accrued but unpaid interest thereon shall be due and payable five years from the date of the promissory note (September 2017).  As of September 30 and June 30, 2013, the promissory note of $140,000 remained outstanding.

In March 2013, Mr. Hand loaned the Company $25,000 to capitalize the Crown Nutraceuticals subsidiary. This loan is represented by a demand note bearing interest at a rate of 4% per annum.  As of September 30 and June 30, 2013, the loan of $25,000 remained outstanding.

15

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements.

Development Stage Company

The Company is a development stage enterprise pursuant to applicable guidance of the Financial Accounting Standards Board (“FASB”), and is devoting substantially all of its present efforts to establishing a new business and has produced limited revenues from its operations .

Use of Estimates

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Since we have not yet generated any significant revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: November 18, 2013	By:	/s/ Learned Hand
Learned Hand
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

20