Form 10-Q
period 2013-12-31
CROWN MARKETING
filed 2014-02-14
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-27873

OKRA, INC.

(Exact name of registrant as specified in its charter)

Crown Marketing

(Former name)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)
4350 Temple City Boulevard El Monte, CA (Address of principal executive offices)	91731 (Zip Code)
(919) 913-4762 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of February 14, 2014 was 19,981,021,800.

OKRA, INC.

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of December 31, 2013

3

Unaudited Condensed Consolidated Statement of Operations from inception (December 2, 2013) to December 31, 2013

Unaudited Condensed Consolidated Statement of Changes in Stockholders' deficiency from inception (December 2, 2013) to December 31, 2013

5

Unaudited Condensed Consolidated Statement of Cash Flows from inception
(December 2, 2013) to December 31, 2013

6

Notes to the Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

12

Item 4. Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

13

Item 1A. Risk Factors

13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 Defaults Upon Senior Securities

13

Item 4. Mine Safety Disclosures

13

Item 5. Other Information

13

Item 6. Exhibits

13

Signatures

14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKRA, INC. AND SUBSIDIARY (formerly Crown Marketing) (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
December 31, 2013 (Unaudited)

ASSETS: Current assets:	$-
Total assets	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY:

Current liabilities:
Advances from related party	$661
Total current liabilities	661

Deferred rent obligations – related party	49,231
Total liabilities	49,891

Commitments and contingencies

Stockholders’ deficiency:

Common Stock, no par value; unlimited shares authorized; 19,981,021,800 shares issued and outstanding	-
Additional paid-in capital	-
Accumulated deficit	(49,891)
Total stockholders’deficiency	(49,891)
Total liabilities and stockholders’ deficiency	$-

OKRA, INC. AND SUBSIDIARY (formerly Crown Marketing) (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

For the period From Inception (December 2, 2013) to December 31, 2013 (Unaudited)
Operating expenses:
Selling, general and administrative expenses	$49,891
Total costs and expenses	49,891
Loss before income tax expense	(49,891)
Income tax expense	-
Net loss	$(49,891)

Net income per common share
Net income per common share – basic	$(0.00)
Net income per common share – basic and diluted	$(0.00)

Weighted average common shares outstanding – basic	19,981,021,800
Weighted average common shares outstanding – diluted	19,981,021,800

See accompanying notes to the condensed consolidated financial statements.

OKRA, INC. AND SUBSIDIARY

(formerly Crown Marketing)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FROM INCEPTION (DECEMBER 2, 2013) TO DECEMBER 31, 2013
(UNAUDITED)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 2, 2013 (Inception)	-	$-	$-	$-	$-

Shares issued on inception	16,155,746,000
Shares issued in Reverse merger	3,825,275,800	-	-	-	-

Net loss	-	-	-	(49,891)	(49,891)

Balance, December 31, 2013 (Unaudited)	19,981,021,800	$-	$-	$(49,891)	$(49,891)

See accompanying notes to the condensed consolidated financial statements.

OKRA, INC. AND SUBSIDIARY

(formerly Crown Marketing)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FROM INCEPTION (DECEMBER 2, 2013) TO DECEMBER 31, 2013
(UNAUDITED)

For the Period From Inception (December 2,2013) to December 31, 2013 (Unaudited)

Cash flows from operating activities:
Net loss	$(49,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in operating assets and liabilities:
Advances from related party	661
Deferred rent obligations	49,231
Net cash provided by operating activities	-

Net increase in cash and cash equivalents	-
Balance at beginning of period	-
Balance at end of period	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$-
Interest	$-

See accompanying notes to the condensed consolidated financial statements.

 OKRA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE PERIOD DECEMBER 2, 2013 (INCEPTION) TO DECEMBER 31, 2013
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Okra, Inc., a Wyoming corporation (the "Company") was incorporated as Crown Marketing. Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.  The Company subsequently changed its name from Crown Marketing to Okra, Inc.

Concurrently with the merger, Jay Hooper was appointed as the sole director and President of the Company.

The Company is engaged in the business of operating a warehouse building in Rosemead, California, which is owned by a limited liability company controlled by Jay Hooper, and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.

The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements include the accounts of the Company and its subsidiary, Okra Energy, Inc.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation

The unaudited financial statements of the Company for the period December 2, 2013 (Inception) to December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

Development Stage Company

The Company is a development stage enterprise. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of December 31, 2013, the weighted average common shares outstanding totaled 19,981,021,800.  There were no potentially dilutive shares as of December 31, 2013.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $49,891 for the period December 2, 2013 (inception) to December 31, 2013, and the Company's liabilities exceed its assets by $49,891 as of December 31, 2013.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.   The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The Company's management plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

NOTE 3 – COMMITMENT AND CONTINGENCIES – RELATED PARTY

Operating Lease Obligations

The Company leases a warehouse in El Monte, California, which is owned by a limited liability company controlled by the Company’s President and majority shareholder, which it plans to sublease in 2014.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the period December 2, 2013 (Inception) to December 31, 2013, the Company recorded $49,231 of rent expense and a deferred rent liability related to the free rent.  The lease is an operating lease.

At December 31, 2013, the Company’s minimum operating lease commitments for the next five fiscal years are summarized below.

Years Ending December 31,	Amount
2014	$210,000
2015	430,000
2016	550,000
2017	670,000
2018 and beyond	1,980,000
Total	$3,840,000

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at December 31, 2013.

Okra, Inc., a Wyoming corporation (the "Company") is the successor by merger to Crown Marketing. Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company agreed to acquire all of the common stock of Okra Energy, Inc., a California corporation, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the Closing of the Agreement, which took place on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of the shares of Okra Energy, Inc., Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The assets and liabilities of Crown Marketing were retained by prior ownership and the amounts were minor.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company's costs of operations have been provided without charge by Mr. Jay Hooper, Chief Executive Officer. Services related to the reverse merger were provided by shareholders at no cost to the Company. Such costs were not material to the financial statements and accordingly, have not been reflected herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements”  (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crown Marketing,( “we” ,  “us” ,  “our”  or the  “Company” ) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Operating Lease

The Company leases a warehouse in El Monte, California, which is owned by a limited liability company controlled by the Company's President and majority shareholder. The Company plans to sublease the warehouse in 2014. The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The Company recognizes rent expense on a straight-line basis over the entire lease period. Accordingly, for the period December 2, 2013 (Inception) to December 31, 2013, the Company recorded $49,231 of rent expense and a deferred rent liability related to the free rent. The lease is an operating lease.

Results of Operations

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We had a loss of $49,891 for the period December 2, 2013 (inception) to December 31, 2013. We expect that our level of operating expenses will increase during fiscal 2014.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $49,891 for the period December 2, 2013 (inception) to December 31, 2013, and the Company's liabilities exceed its assets by $49,891 as of December 31, 2013.  The Company has not recorded any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the  accompanying financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The Company’s management plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.   The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

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

Development Stage Company

The Company is a development stage enterprise pursuant to applicable guidance of the Financial Accounting Standards Board (“FASB”), and is devoting substantially all of its present efforts to establishing a new business and has produced limited revenues from its operations.

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

Since we have not yet generated any significant revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

Our future operating results are subject to our attaining certain milestones, including:

o     our success in subleasing the warehouse property;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this filing and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company agreed to acquire all of the common stock of Okra Energy, Inc. in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the Closing of the Agreement, which took place on December 3, 2013. Immediately prior to Closing, and giving effect to the issuance of 3,635,208,200 shares in conversion of debt, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the Company had outstanding 19,981,021,800 shares of Common Stock.  After the reverse merger was completed, the Okra Energy, Inc. shareholder owned approximately 98% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.4 Articles of Amendment to Articles of Incorporation. Filed herewith.

31. Certification of CEO and CFO. Filed herewith.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OKRA, INC.

Dated: February 14, 2014	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

14