Form 10-Q
period 2014-03-31
CROWN MARKETING
filed 2014-05-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-27873

CROWN MARKETING

(Exact name of registrant as specified in its charter)

Okra, Inc.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of May 14, 2014 was 19,981,021,800.

CROWN MARKETING

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Unaudited Condensed Consolidated Balance Sheet

3Unaudited Condensed Consolidated Statements of Operations

4

Unaudited Condensed Consolidated Statement of Stockholder’s Deficiency

5Unaudited Condensed Consolidated Statements of Cash Flows

6Notes to the Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

12

Item 4. Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

13

Item 1A. Risk Factors

13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 Defaults Upon Senior Securities

13

Item 4. Mine Safety Disclosures

13

Item 5. Other Information

13

Item 6. Exhibits

13

Signatures

14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWN MARKETING AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS(UNAUDITED)

March 31, 2014
(Unaudited)

Assets
Current assets:
Cash	$-
Total current assets	-

Total assets	$-

Liabilities and Stockholders’ Deficiency
Current liabilities:
Advances from related party	$4,661
Total current liabilities	4,661

Deferred rent obligations	196,923
Total liabilities	201,584

Commitments and contingencies

Stockholders’ deficiency:
Common Stock, no par value; unlimited shares authorized; 19,981,021,800 shares issued and outstanding	-
Additional paid-in capital	-
Accumulated deficit	(201,584)
Total stockholders’ deficiency	-
Total liabilities and stockholders’ deficiency	$-

See accompanying notes to the condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARY(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2014	For the Period From December 2, 2013 (Inception) to March 31, 2014
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative expenses	$151,693	$201,584
Total costs and expenses	151,693	201,584
Loss before income tax expense	(151,693)	(201,584)
Income tax expense	-	-
Net loss	$(151,693)	$(201,584)

Net loss per common share
Net loss per common share – basic	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic	19,981,021,800	19,981,021,800
Weighted average common shares outstanding – diluted	19,981,021,800	19,981,021,800

See accompanying notes to the condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FROM DECEMBER 2, 2013 (INCEPTION) TO MARCH 31, 2014(UNAUDITED)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 1, 2013 (Inception)	-	$-	$-	$-	$-

Shares issued on inception	16,155,746,000
Shares issued in Reverse merger	3,825,275,800	-	-	-	-

Net loss	-	-	-	(201,584)	(201,584)

Balance, March 31, 2014 (Unaudited)	19,981,021,800	$-	$-	$(201,584)	$(201,584)

See accompanying notes to the condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARY(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWSFROM DECEMBER 2, 2013 (INCEPTION) TO MARCH 31, 2014

For the Period From December 2, 2013 (Inception) to March 31, 2014
(Unaudited)
Cash flows from operating activities:
Net income	$(201,584)
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in:
Advances from related party	(4,661)
Deferred rent obligation	(196,923)
Net cash provided by operating activities	-

Net increase (decrease)	-
Balance at beginning of period	-
Balance at end of period	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$-
Interest	$-

See accompanying notes to the condensed consolidated financial statements.

 CROWN MARKETING AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE PERIOD FROM DECEMBER 2, 2013 (INCEPTION) TO MARCH 31, 2014(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Okra, Inc., a Wyoming corporation (the "Company") was incorporated as Crown Marketing.  Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc.’s shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.  The Company subsequently changed its name from Crown Marketing to Okra, Inc., but later changed the name of the Company back to Crown Marketing.

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

Basis of Presentation

The unaudited financial statements of the Company for the quarter ended March 31, 2014 and for the period December 2, 2013 (Inception) to March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of March 31, 2014, the weighted average common shares outstanding totaled 19,981,021,800.  There were no potentially dilutive shares as of March 31, 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations.  The Company incurred a net loss of $151,693 and $201,584 for the quarter ended March 31, 2014 and for the period December 2, 2013 (inception) to March 31, 2014, and the Company's liabilities exceed its assets by $201,584 as of March 31, 2014, respectively.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – COMMITMENT AND CONTINGENCIES – RELATED PARTY

Operating Lease Obligations

The Company leases a warehouse in El Monte, California, which is owned by a limited liability company controlled by the Company’s President and majority shareholder, which it plans to sublease in 2014.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the quarter ended March 31, 2014 and for the period December 2, 2013 (Inception) to March 31, 2014, the Company recorded $147,692 and $196,923 of rent expense, respectively, and a deferred rent liability related to the free rent.  The lease is an operating lease.

At March 31, 2014, the Company’s minimum operating lease commitments for the next five fiscal years are summarized below.

Years Ending June 30,	Amount
2014	$30,000
2015	370,000
2016	490,000
2017	610,000
2018 and beyond	2,340,000
Total	$3,840,000

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at March 31, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements”  (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crown Marketing,( “we”,  “us”,  “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Operating Lease

The Company leases a warehouse in El Monte, California, which is owned by a limited liability company controlled by the Company's President and majority shareholder. The Company plans to sublease the warehouse in 2014. The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the quarter ended March 31, 2014 and the period December 2, 2013 (Inception) to March 31, 2014, the Company recorded $147,692 and $196,923 of rent expense, respectively, and a deferred rent liability related to the free rent. The lease is an operating lease.

Results of Operations

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We had a loss of $151,693 and $201,584 for the quarter ended March 31, 2014 and for the period December 2, 2013 (inception) to March 31, 2014, respectively. We expect that our level of operating expenses will increase during fiscal 2014.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $151,693 for quarter ended March 31, 2014 and $201,584 for the period December 2, 2013 (inception) to March 31, 2014, and the Company's liabilities exceed its assets by $201,584 as of March 31, 2014.  The Company has not recorded any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

7

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Our future operating results are subject to our attaining certain milestones, including:

-     our success in subleasing the warehouse property;

-     our ability to obtain additional financing; and

-     other risks which we identify in future filings with the SEC.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: May 13, 2014	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

2