Form 10-K
period 2014-06-30
CROWN MARKETING
filed 2014-09-18
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number: 000-27873

CROWN MARKETING

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)
4350 Temple City Boulevard, El Monte, CA (Address of principal executive offices)	91731 (Zip Code)

Registrant’s telephone number, including area code:   (626) 283-6600

Securities registered pursuant to Section 12(b) of the Act:   None

  Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013 was $337,334 based on a closing price on the OTC Bulletin Board of $0.005.

The number of shares outstanding of the issuer’s classes of Common Stock as of September 12, 2014 was 19,981,021,800.

Documents Incorporated by Reference

None.

CROWN MARKETINGFORM 10-KFor the Year Ended June 30, 2014

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

Background

Crown Marketing is a Wyoming corporation (the "Company").  Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc.’s shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.  The Company subsequently changed its name from Crown Marketing to Okra, Inc., but later changed the name of the Company back to Crown Marketing.

Concurrently with the merger, Jay Hooper was appointed as the sole director and President of the Company.

These consolidated financial statements include the accounts of the Company and its subsidiary, Okra Energy, Inc.  Intercompany transactions and accounts have been eliminated in consolidation.

Our Business

The Company is engaged in the business of operating a warehouse building in Rosemead, California, which is owned by a single member limited liability company owned by Jay Hooper, and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.

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

Competition

The Company competes with innumerable lessors of warehouse space in the East San Gabriel Valley of Los Angeles County. Competitive factors include location, price and building amenities.  Competitors are all better established with operating histories.

ITEM 1A.  RISK FACTORS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 2.  PROPERTIES

 The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2014.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the period December 2, 2013 (Inception) to June 30, 2014, the Company recorded $344,615 of rent expense and a deferred rent liability related to the free rent.  The lease is an operating lease.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against us or any of our officers or directors.  Further, none of our officers, directors or affiliates is parties against us or have any material interests in actions that are adverse to the Company’s interests.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

 Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol CWNM. There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2014. The shares traded in the following quarters:

Quarter Ending

High

Low

September 30, 2013

N/A

N/A

December 31, 2013

$0.0160

$0.0035

March 31, 2014

$0.0300

$0.0050

June 30, 2014

$0.0300

$0.0111

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.  The last sale price of our common stock on September 4, 2014 was $0.0110 per share.

(b)

Holders

As of August 20, 2014, there were approximately 100 record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2014:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$ -	-
Equity compensation plans not approved by security holders	-	$ -	-
Total	-	$ -	-

(e)

 Company repurchases of common stock during the year ended June 30, 2014

None

(f)

Performance Graphic

The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

(g)

Share issuances in 2014

All share issuances have been previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to respond to this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Operating Lease

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company's President and majority shareholder. The Company plans to sublease the warehouse in 2014. The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the period December 2, 2013 (inception) to June 30, 2014, the Company recorded $344,615 of rent expense and a deferred rent liability of $314,615 as of June 30, 2014, related to the free rent. The lease is an operating lease.

Results of Operations for Year ended June 30, 2014

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We had a loss of $353,276 for the period December 2, 2013 (Inception) to June 30, 2014.  We expect that our level of operating expenses will increase during fiscal 2015.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $353,276 for the period December 2, 2013 (Inception) to June 30, 2014, and the Company's liabilities exceed its assets by $353,276 as of June 30, 2014.  The Company has received no revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s management plans to continue as a going concern revolves around its ability to achieve, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

Our cash needs for the period December 2, 2013 (Inception) to June 30, 2014 were primarily met by extension of loans of $8,661 from a shareholder.  As of June 30, 2014 we had no cash on hand.  Our officer/shareholder is providing all of our working capital and will continue to do so until at least June 30, 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Since we have generated limited revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a startup business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

Our future operating results are subject to our attaining certain milestones, including:

•

the success of our develop and marketing efforts for our own products;

•

our ability to obtain additional financing; and

•

other risks which we identify in future filings with the SEC.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CROWN MARKETING AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Crown Marketing

El Monte, California

We have audited the accompanying consolidated balance sheet of Crown Marketing and Subsidiary (the “Company”) as of June 30, 2014, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the period December 2, 2013 (Inception) to June 30, 2014.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Marketing and its Subsidiary as of June 30, 2014, and the results of their operations and their cash flows for the period December 2, 2013 (Inception) to June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a net loss for the period December 2, 2013 (Inception) to June 30, 2014, and has negative working capital and a stockholders’ deficit at June 30, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

September 18, 2014

CROWN MARKETING AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2014

Assets
Current assets:
Cash	$-
Total current assets	-

Total assets	$-

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable - related party	$30,000
Advances - related party	8,661
Total current liabilities	38,661

Deferred rent obligations – related party	314,615
Total liabilities	353,276

Commitments and contingencies

Stockholders’ deficiency:
Common Stock, no par value; unlimited shares authorized; 19,981,021,800 shares issued and outstanding	-
Additional paid-in capital	-
Accumulated deficit	(353,276)
Total stockholders’ deficiency	-
Total liabilities and stockholders’ deficiency	$-

See accompanying notes to the consolidated financial statements.

CROWN MARKETING AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

For the Period December 2, 2013 (Inception) to June 30, 2014

Operating expenses:
Rent expense – related party	$344,615
Selling, general and administrative expenses	8,661
Total costs and expenses	353,276
Loss before income tax expense	(353,276)
Income tax expense	-
Net loss	$(353,276)

Basic and diluted loss per common share – basic and	$(0.00)

Weighted average common shares outstanding – basic and diluted	19,981,021,800

See accompanying notes to the consolidated financial statements.

CROWN MARKETING AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD DECEMBER 2, 2013 (INCEPTION) TO JUNE 30, 2014

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 2, 2013 (Inception)	-	$-	$-	$-	$-

Shares issued on inception	16,155,746,000
Shares issued in Reverse merger	3,825,275,800	-	-	-	-

Net loss	-	-	-	(353,276)	(353,276)

Balance, June 30, 2014	19,981,021,800	$-	$-	$(353,276)	$(353,276)

See accompanying notes to the consolidated financial statements

CROWN MARKETING AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWSFOR THE PERIOD DECEMBER 2, 2013 (INCEPTION) TO JUNE 30, 2014

For the Period December 2, 2013 (Inception) to June 30, 2014

Cash flows from operating activities:
Net loss	$(353,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liablities:
Accounts payable – related party	30,000
Advances – related party	8,661
Deferred rent obligation – related party	314,615
Net cash from operating activities	-

Net increase	-
Balance at beginning of period	-
Balance at end of period	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$-
Interest	$-

See accompanying notes to the consolidated financial statements.

 CROWN MARKETING AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE PERIOD DECEMBER 2, 2013 (INCEPTION) TO JUNE 30, 2014

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Crown Marketing is a Wyoming corporation (the "Company") .  Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.  The Company subsequently changed its name from Crown Marketing to Okra, Inc., but later changed the name of the Company back to Crown Marketing.

Concurrently with the merger, Jay Hooper was appointed as the sole director and President of the Company.

The Company is engaged in the business of operating a warehouse building in Rosemead, California, which is owned by a single member limited liability company owned by Jay Hooper, and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiary, Okra Energy, Inc.  Intercompany transactions and accounts have been eliminated in consolidation.

Summary of Significant Accounting Policies

Rental Revenue

At lease inception, the Company reviews all necessary criteria under ASC 840-10-25 to determine proper lease classification.  The Company will recognize rental income from tenants on the straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.

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

The Company’s financial instruments include accounts payable and accrued expenses. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of June 30, 2014, the weighted average common shares outstanding totaled 19,981,021,800.  There were no potentially dilutive shares as of June 30, 2014.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations.  The Company incurred a net loss of $353,276 for the period December 2, 2013 (Inception) to June 30, 2014, and the Company's liabilities exceed its assets by $353,276 as of June 30, 2014.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - ACCOUNTS PAYABLE - RELATED PARTY

As of June 30, 2014, the Company had outstanding accounts payable of $30,000 due to a limited liability company wholly owned by the Company’s President and majority shareholder, Mr. Jay Hooper, which represented a lease payment on an operating lease (see Note 5).

NOTE 4 – ADVANCES - RELATED PARTY

As of June 30, 2014, $8,661 was due the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.  In view of the Company’s limited operations and resources, Mr. Hand did not receive any compensation from the Company for the year ended June 30, 2014.

NOTE 5 – COMMITMENT AND CONTINGENCIES – RELATED PARTY

Operating Lease Obligations

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2014.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the period December 2, 2013 (Inception) to June 30, 2014, the Company recorded $344,615 of rent expense and a deferred rent liability of $314,615 related to the free rent.  The lease is an operating lease.

At June 30, 2014, the Company’s minimum operating lease commitments for the next five fiscal years are summarized below.

Years Ending June 30,	Amount
2015	$370,000
2016	490,000
2017	610,000
2018	730,000
2019 and beyond	1,610,000
Total	$3,810,000

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors.  No shares of preferred stock are issued and outstanding at June 30, 2014.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the period ended June 30, 2014.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of Crown Marketing serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Crown Marketing.

Our management team is headed by experienced Chief Executive Officer Jay Hooper, who was elected on December 2, 2013.

Jay Hooper, age 57, founded Temple CB, LLC in 2012 and Okra in October 2013.  He is Chief Executive Officer and Director of the Registrant.  From January 2009 to November, 2013, he has operated TRC International Corporation, a company engaged in Export Business. He founded ARC International Corp. in 1996 and was its Chief Executive Officer and a director from inception until December 2008, when that company ceased operations.  Mr. Hooper guaranteed ARC's lines of credit with financial institutions, and Mr. Hooper filed a petition under Chapter 7 of the Bankruptcy Code and was discharged from that guaranty in February 2010.  From 1985 to 1996 he was the founder and President of American Research Corp., an early stage supplier of Dell Computer. From 1980 to 1985 he was founder and President of Plus and Plus Corporation, in Taiwan. Plus and Plus was the first company to display Chinese fonts on a PC. From 1978 to 1980 Mr. Hooper was Sales Manager of Pulse Technology, Inc., in Tokyo, Japan. Mr. Hooper has a degree in Electrical Engineering from the Oriental Institute of Technology College in Taiwan, and studied business management in the United States.

Code of Ethics

Crown Marketing has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2014.  Crown Marketing intends to adopt a code of ethics during calendar 2015.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Crown Marketing's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Crown Marketing with copies of all Section 16(a) forms they file.  During the year ended June 30, 2014, Crown Marketing believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, Crown Marketing does not believe that such individuals purchased or sold any Crown Marketing Common Stock during 2014.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, who was also our Chief Financial Officer during the years indicated.

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Total

Jay Hooper Chief Executive/Financial Officer	2013	$-	-	$ -

Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Director Compensation

Currently our directors serve without compensation.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report the outstanding common stock of Crown Marketing owned of record or beneficially by each person who owned of record, or was known by Crown Marketing to own beneficially, more than 5% of Crown Marketing’s 19,981,021,800 shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

		Number	Percentage
		of Shares	of Shares
Name	Office	Owned(1)	Owned

Jay Hooper	CEO, CFO, Director	16,155,746,000	80.90%

All officers
and directors
as a group (1 person)		16,155,746,000	80.90%

(1)

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2014, the Company had outstanding accounts payable of $30,000 due to a limited liability company controlled by the Company’s President and majority shareholder, Mr. Jay Hooper, which represented a lease payment on an operating lease.

As of June 30, 2014, $8,661 was due the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.  In view of the Company’s limited operations and resources, Mr. Hand did not receive any compensation from the Company for the year ended June 30, 2014.

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2014.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the period December 2, 2013 (Inception) to June 30, 2014, the Company recorded $344,615 of rent expense and a deferred rent liability of $314,615 as of June 30, 2014 related to the free rent.  The lease is an operating lease.    In view of the Company’s limited operations and resources, Mr. Hand did not receive any compensation from the Company for the period December 2, 2013 (Inception) to June 30, 2014.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended June 30, 2014,  our principal accounting firm Weinberg & Co., CPA was paid $7,284 for audit and review fees.

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

2.   Agreement and Plan of Reorganization

2.1

Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013.(4)

3.  Certificate of Incorporation and Bylaws

3.1.  Articles of Incorporation (1)*

3.2   Articles of Merger (2)

3.3   Bylaws(1)

10.  Material Contracts

10.1  Promissory Note to Strategic Global Resources, Ltd. (3)

10.2  Promissory Note to Farrington Pharmaceuticals, LLC (3)

10.3   Lease Agreement between Okra Energy, Inc and Temple CB, LLC(4)

21.  Subsidiaries of the registrant – Okra Energy, a California corporation.  No trade names are employed.

31.1. Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(5)

31.2. Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(5)

32.1. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(5).

32.2. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(5).

* The Company had filed an amendment to its Articles of Incorporation to change the name to “Okra, Inc.’ but this amendment was reversed in an additional amendment filed with the Secretary of State. The name of the Company continues to be “Crown Marketing.”

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

(1)                 Filed with original registration statement.

(2)                 Filed with amendment no. 1

(3)                 Filed with the Annual Report on Form 10-K for the year ended June 30, 2013.

(4)                 Filed with Current Report on Form 8-K dated December 2, 2013

(5)                  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MARKETING

Date:  September 18, 2014

/s/ Jay Hooper

Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 18, 2014

/s/ Jay Hooper

Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director