Form 10-K/A
period 2014-06-30
CROWN MARKETING
filed 2014-09-19
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Documents Incorporated by Reference

None.

This Amendment is being filed solely to include required XBRL information.

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

Date:  September 19, 2014

/s/ Jay Hooper

Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 19, 2014

/s/ Jay Hooper

Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director