Form 10-Q
period 2014-09-30
CROWN MARKETING
filed 2014-11-14
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-27873

CROWN MARKETING

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)
4350 Temple City Boulevard El Monte, CA (Address of principal executive offices)	91731 (Zip Code)
(626) 283-6600 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 19,981,021,800.

CROWN MARKETING

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

13

Item 4. Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

13

Item 1A. Risk Factors

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3 Defaults Upon Senior Securities

14

Item 4. Mine Safety Disclosures

14

Item 5. Other Information

14

Item 6. Exhibits

14

Signatures

15

2

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROWN MARKETING AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,351	$-
Accounts payable – related party	120,000	30,000
Advances – related party	9,411	8,661
Total current liabilities	139,762	38,661

Deferred rent obligations – related party	372,307	314,615

Total liabilities	512,069	353,276

Commitments and contingencies

Stockholders' Deficit
Common Stock, no par value, unlimited shares authorized; 19,981,021,800 shares issued and outstanding	-	-
Additional paid-in capital	-	-
Accumulated deficit	(512,069)	(353,276)
Total stockholders' deficit	(512,069)	(353,276)

Total liabilities and stockholders’ deficit	$-	$-

`

The accompanying notes are an integral part of these condensed financial statements

CROWN MARKETING AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Operating expenses:	-	-
Rent expense – related party	$147,692	$-
Selling, general and administrative expenses	11,101	-
Total costs and expenses	158,793	-
Net loss	$(158,793)	$-
Net loss per share, basic and fully diluted	$(0.00)	$-
Weighted average shares outstanding, basic and fully diluted	19,981,021,800	-

The accompanying notes are an integral part of these condensed consolidated financial statements

5

CROWN MARKETING AND SUBSIDIARY

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2014	19,981,021,800	$-	$-	$(353,276)	$(353,276)
Net loss	-	-	-	(158,793)	(158,793)
Balance, September 30, 2014 (Unaudited)	19,981,021,800	$-	$-	$(512,069)	$(512,069)

The accompanying notes are an integral part of these condensed consolidated financial statements

CROWN MARKETING AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(158,793)	$-
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	10,351	-
Accounts payable – related party	90,000	-
Advances – related party	750	-
Deferred rent obligation – related party	57,692	-
Net cash used in operating activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CROWN MARKETING AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Crown Marketing is a Wyoming corporation (the "Company").  Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.  The Company changed its name from Crown Marketing to Okra, Inc. in December, 2013, but has subsequently changed the name of the Company back to Crown Marketing.

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

Basis of Presentation

The unaudited financial statements of the Company for the period ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of September 30, 2014, the weighted average common shares outstanding totaled 19,981,021,800.  There were no potentially dilutive shares as of September 30, 2014.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations.  The Company incurred a net loss of $158,793 for the three-month period ended September 30, 2014, and the Company's liabilities exceed its assets by $512,069 as of September 30, 2014.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

NOTE 3 - ACCOUNTS PAYABLE - RELATED PARTY

As of September 30, 2014, the Company had outstanding accounts payable of $120,000 due to a limited liability company wholly owned by the Company’s President and majority shareholder, Mr. Jay Hooper, which represented a lease payment on an operating lease (see Note 5). The accounts payable are non-interest bearing and are due on demand.

NOTE 4 – ADVANCES - RELATED PARTY

As of September 30, 2014, $9,411 was due the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.  In view of the Company’s limited operations and resources, Mr. Jay Hooper did not receive any compensation from the Company for the quarter ended September 30, 2014.

NOTE 5 – COMMITMENT AND CONTINGENCIES – RELATED PARTY

Operating Lease Obligations

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2014.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014.  The Company recognizes rent expense on a straight-line basis over the entire lease period, in accordance with the current accounting guidance.  Accordingly, for the three months ended September 30, 2014, the Company recorded $147,692 of rent expense and a deferred rent liability as of September 30, 2014 of $372,308 related to the rent escalations and the free rent.  The lease is an operating lease.

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

Critical Accounting Policies and Estimates

Principles of Consolidation

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

Results of Operations for Quarter ended September 30, 2014

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We had a loss of $158,793 for the quarter ended September 30, 2014.  We expect that our level of operating expenses will increase during fiscal 2015.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $158,793 for the three-month period ended September 30, 2014, and the Company's liabilities exceed its assets by $512,069 as of September 30, 2014.  The Company has received no revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the quarter ended September 30, 2014 were primarily met by extension of loans of $9,411 from a shareholder.   As of September 30, 2014 we had no cash on hand.  Our officer/shareholder is providing all of our working capital and will continue to do so until at least June 30, 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Financial Statement Schedules

31. Certification of CEO and CFO. Filed herewith.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MARKETING

Dated: November 14, 2014	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

