Form 10-Q
period 2014-12-31
CROWN MARKETING
filed 2015-02-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of January 31, 2015 was 19,981,021,800.

CROWN MARKETING

TABLE OF CONTENTS

Item 1.

Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures About Market Risk

14

Item 4. Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROWN MARKETING AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,572	$-

Total assets	$39,572	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued rent due related party	$210,000	$30,000
Advances – related party	71,262	8,661
Total current liabilities	281,262	38,661

Deferred rent obligations – related party	430,000	314,615

Total liabilities	711,262	353,276

Commitments and contingencies

Stockholders' Deficiency
Common Stock, no par value, unlimited shares authorized; 19,981,021,800 shares issued and outstanding	-	-
Additional paid-in capital	-	-
Accumulated deficit	(671,690)	(353,276)
Total stockholders' deficiency	(671,690)	(353,276)

Total liabilities and stockholders’ deficiency	$39,572	$-

`

The accompanying notes are an integral part of these condensed financial statements

CROWN MARKETING AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Rent expense – related party	$147,692	$49,230	$295,385	$49,230
Selling, general and administrative expenses	11,928	661	23,029	661
Total costs and expenses	159,620	49,891	318,414	49,891
Net loss	$(159,620)	$(49,891)	$(318,414)	$(49,891)
Net loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and fully diluted	19,981,021,800	19,981,021,800	19,981,021,800	19,981,021,800

The accompanying notes are an integral part of these condensed consolidated financial statements

CROWN MARKETING AND SUBSIDIARY

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

SIX MONTHS ENDED DECEMBER 31, 2014

(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2014	19,981,021,800	$-	$-	$(353,276)	$(353,276)
Net loss	-	-	-	(318,414)	(318,414)
Balance, December 31, 2014 (Unaudited)	19,981,021,800	$-	$-	$(671,690)	$(671,690)

The accompanying notes are an integral part of these condensed consolidated financial statements

CROWN MARKETING AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(318,414)	$(49,891)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued rent due related party	180,000	-
Advances – related party	62,601	661
Deferred rent obligation – related party	115,385	49,230
Net cash used in operating activities	39,572	-

Change in cash and cash equivalents	39,572	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$39,572	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CROWN MARKETING AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

Basis of Presentation

The unaudited financial statements of the Company for the period ended December 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

The Company’s financial instruments include cash, accounts payable and accrued expenses. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of December 31, 2014, the weighted average common shares outstanding totaled 19,981,021,800.  There were no potentially dilutive shares as of December 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.   The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations.  The Company incurred a net loss of $318,414 for the six months ended December 31, 2014, and the Company's liabilities exceed its assets by $671,690 as of December 31, 2014.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the quarter ended December 31, 2014 were primarily met by advances of $71,262 from our majority shareholder.   As of December 31, 2014, we had a cash balance of $39,572.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

NOTE 3 – ADVANCES - RELATED PARTY

As of December 31, 2014 and June 30, 2014, $71,262 and $8,661, respectively, was due the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.  In view of the Company’s limited operations and resources, Mr. Hooper did not receive any compensation from the Company for the six months ended December 31, 2014.

NOTE 4 – RENT DUE RELATED PARTY

Operating Lease Obligation to Related Party

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2015.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease. As of December 31, 2014 and June 30, 2014, the Company owed $210,000 and $30,000, respectively, under this lease obligation.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the six months ended December 31, 2014, the Company recorded $295,385 of rent expense and a deferred rent liability as of December 31, 2014 of $430,000 related to the free rent. As of December 31, 2014 and June 30, 2014, the Company owed $210,000 and $30,000, respectively, under this lease obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for Three and Six Months ended December 31, 2014 and 2013

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We had a loss of $159,620 and $318,414 for the three and six months ended December 31, 2014, respectively, as compared to $49,891 for both the three and six months ended December 31, 2013.  We expect that our level of operating expenses will increase during fiscal 2015.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $318,414 for the six months ended December 31, 2014, and the Company's liabilities exceed its assets by $691,690 as of December 31, 2014.  The Company has received no revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the quarter ended December 31, 2014 were primarily met by extension of loans of $71,262 from our majority shareholder.   As of December 31, 2014, we had a cash balance of $39,572.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.   The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: February 13, 2015	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

16