Form 10-Q/A
period 2014-09-30
CROWN MARKETING
filed 2015-02-23
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No X.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 19,981,021,800.

EXPLANATORY NOTE

The purpose of of this amendment is to correct the cover page of the 10-Q as originally filed, in which the Registrant erroneously indicated that it was a shell comapny.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MARKETING

Dated: February 23, 2015	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

2