Form 10-Q/A
period 2015-03-31
CROWN MARKETING
filed 2015-05-15
CIK 1098009

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Marketing (the "Company") on Form 10-Q for the period ending March 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Hooper, President and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 14, 2015

/s/ Jay Hooper

Jay Hooper

President and Financial Officer

(Principal Executive and Financial Officer)