Form 10-K
period 2015-06-30
CROWN MARKETING
filed 2015-10-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number: 000-27873

CROWN MARKETING

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)
4350 Temple City Boulevard, El Monte, CA (Address of principal executive offices)	91731-0000 (Zip Code)

Registrant’s telephone number, including area code:   (626) 283-6600

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

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2014 was approximately $53,554,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of September 30, 2015 was 20,181,021,800.

Documents Incorporated by Reference

None.

FORM 10-K For the Year Ended June 30, 2015

In this annual report the words "we," "us," "our," and the "Company" refer to Crown Marketing and subsidiaries.

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Statements made in this Form 10-K that are not historical or current facts are  "forward-looking  statements" made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.  BUSINESS

Historical Development

Crown Marketing is a Wyoming corporation (the "Company").  Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.  The Company subsequently changed its name from Crown Marketing to Okra, Inc., but later changed the name of the Company back to Crown Marketing.

Concurrently with the merger, Jay Hooper was appointed as the sole director and President of the Company.

Through its subsidiary, OKRA Energy Inc., the Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company's President and majority shareholder, which it plans to sublease in 2015. We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease the warehouse building to customers.

The Company continues to expand its business activities. A new subsidiary, Crown Laboratory Inc., has been formed to develop and market Chinese and other herbal remedies.  Initial capitalization of $10,000 was provided by a loan from an entity controlled by the Company’s President. The loan is due on demand and bears interest at 4%. We expect to require additional funding for this business segment and have already commenced obtaining FDA approval for our products. In August, 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to Crown Laboratory.

In March 2015, the Company also began a joint venture, Crown Mobile, in which the Company owns a 50% interest. Crown Mobile is a MVNO (mobile virtual network operator) and markets Crown Mobile prepaid mobile telephone service using T-Mobile’s wireless network. Crown Mobile intends to offer ancillary services such as a proprietary debit card.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Okra Energy, Crown Laboratory, and Crown Mobile Inc, which is a joint venture that is 50% owned by the Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Our Business

Crown Marketing is a United States based publicly traded company, ticker symbol CWNM. It is focused on mergers and acquisitions of high-growth, high-profit, technology companies.  Our current wholly owned subsidiaries are Okra Energy, Crown Laboratory and we have a joint venture with Crown Mobile, for which the Company owns a 50% interest.  A description of our subsidiaries and joint venture is below.

Okra Energy is a subsidiary of Crown Marketing Inc. with the vision of providing healthy energy for everyday living. The goal and objective of Okra Energy is to be the leader in management of the cannabis industry and its related industries. Currently in the United States, there are 20 States and District of Columbia that have legalized the use of medical marijuana. Two states, Colorado and Washington have already legalized marijuana for recreational use. The legalization of marijuana is still in the infant stages but it is inevitable as more and more Americans (more than 50%) have approved the use of recreational marijuana according to a recent 2013 Gallop Poll. Okra Energy located in El Monte, California has an 180,000 square foot facility with its own ground water and high pressure gas lines. Construction and renovation is underway to build a facility that will allow industry leader to aggregate at one central location to exchange technologies and research ideas.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse building in to customers.  This property will allow Okra Energy to house and develop green energy solutions, hydroponic, and agroponic technologies for the Cannabis Industry. Okra Energy’s main objective is to position itself to become the leader in managing and providing Standard Operating Procedures for the Cannabis Industry.

In August, 2015, Okra Energy assigned all of its interest in the lease to Crown Laboratory. The lessor is a related party and consented to the assignment of the interest. Although Okra Energy is continuing to develop its business plan, the Company is focusing most of its current resources to Crown Laboratory.

Crown Laboratory Inc. was formed in December 2014 in order to develop and market Chinese herbal and other remedies in the People’s Republic of China. Two products have been announced. Ionic Herb Liquid, patent pending, is an all-natural herbal tonic which is believed to aid in the functioning of cellular processes in the human body. Breathing Haze Catcher, also patent pending, is designed to be worn as a conventional surgical mask and to filter out airborne environmental pollutants which are endemic in the PRC.

The Company also entered into a letter of intent in July 27, 2015 to export alfalfa to the Peoples’ Republic of China.

Crown Mobile is taking advantage of the fast growing prepaid wireless industry to become a highly distinguished and recognized industry leader in the cellular communications industry. It is the goal of our company to become a leading distributor of wireless communications services through the distribution of prepaid SIM cards and new wireless phones. We believe our vision and strategy will revolutionize the traditional models and make us successful in the ultra-competitive world of wireless telecommunications.  In order to achieve this goal, Crown Mobile’s critical success factors will be to identify emerging trends and integrate them into Crown Mobile’s operations, respond quickly to technology changes, provide high-quality services, continue to invest time and money in marketing and advertising, continue to expand into specialty markets, and stay ahead of the technology curve.

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

Competition

The Company competes with innumerable lessors of warehouse space in the East San Gabriel Valley of Los Angeles County. Competitive factors include location, price and building amenities. Crown Mobile competes with a large number of other entrants in the prepaid cellular business as well as conventional cellular service providers. Crown Laboratory faces competition from existing Chinese herbal remedy companies.  Competitors in all these sectors are all better established with operating histories.

ITEM 1A.  RISK FACTORS

 This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 2.  PROPERTIES

Through its subsidiary, OKRA Energy Inc., the Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2015. We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse building to customers.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the twelve months ended June 30, 2015, the Company recorded $590,769 of rent expense and a deferred rent liability as of June 30, 2015 of $535,384 related to the free rent.  As of June 30, 2015 and 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation. In August, 2015, the lease was assigned to and assumed by Crown Laboratory, Inc., which intends to commence remediation for the sublease in the 2016 fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against us or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against us or have any material interests in actions that are adverse to the Company’s interests.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “CWNM”.  There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2015.  The last sale price of our common stock on September 29, 2015 was $0.0070 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2015 and 2014, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2015	First Quarter	$0.0180	$0.0110
	Second Quarter	$0.0270	$0.0045
	Third Quarter	$0.0231	$0.0140
	Fourth Quarter	$0.0198	$0.0080

2014	First Quarter	N/A	N/A
	Second Quarter	$0.1160	$0.0035
	Third Quarter	$0.0300	$0.0050
	Fourth Quarter	$0.0300	$0.0111

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

 - registered and traded on a national securities exchange meeting specified criteria set by the SEC;

- issued by a registered investment company;

- excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of September 30, 2015, there were approximately 100 shareholders of record holding 20,181,021,800 shares of common stock.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2015.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	0	$ 0.00	0

Company repurchases of common stock during the year ended June 30, 2015

None

Performance Graphic

 This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in 2015

All share issuances have been previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, the estimation on useful lives of property, plant and equipment, and accrual of potential liabilities. Actual results could differ from those estimates.

Operating Lease

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse building in to customers.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease.  As of June 30, 2015 and June 30, 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the twelve months ended June 30, 2015, the Company recorded $590,770 of rent expense and a deferred rent liability as of June 30, 2015 of $535,384 related to the free rent.  As of June 30, 2015 and 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation.

Results of Operations for Year ended June 30, 2015

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse building in Rosemead, California to customers.  For the twelve months ended June 30, 2015 and 2014, we had a loss of $644,536 and $353,276, respectively.  We expect that our level of operating expenses will increase during fiscal 2016.

In the year ended June 30, 2015, we expanded our business to include the development and marketing of all natural Chinese herbal remedies, through a newly-formed subsidiary, Crown Laboratory Inc., and we also made an investment in a joint venture in the MNVO business through a 50% owned subsidiary, Crown Mobile.  In the year ended June 30, 2015, we recorded revenue of $43,370 from Crown Mobile and no revenue from Crown Laboratory or Okra Energy.

Results of Operations for the Period December 2, 2013 (Inception) to June 30, 2014

The Company is engaged in the business of operating a warehouse building in Rosemead, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  We had a loss of $353,276 for the period December 2, 2013 (Inception) to June 30, 2014.

Liquidity

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company is still in the development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $644,536 for the twelve months ended June 30, 2015, and the Company's liabilities exceed its assets by $992,370 as of June 30, 2015.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As such, the accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s management plans to continue as a going concern revolves around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

Our cash needs for the twelve months ended June 30, 2015 were primarily met by extension of loans of $81,262 from our majority shareholder.   As of June 30, 2015, we had a cash balance of $24,276.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2016.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  The Company is negotiating with the lessor of the property, Temple CB LLC, which is owned by our President, to obtain a loan in the amount of $500,000 to $1,000,000 for the renovation.  In August 2015, $500,000 was loaned to Crown Laboratories in order to fund its business and the first stage of the remodel. Due to our limited operating history, we believe that we will otherwise need to sell common equity to raise the required funds. We have no other arrangement or understanding pursuant to which we might obtain such funding.

In August 2015, the Company issued $500,000 shares of its Series A Convertible Preferred Stock to the lessor of its premises, in satisfaction of $480,000 in accrued rent and $20,000 as a tenant deposit. The Series A Convertible Preferred Stock is entitled to a dividend of 4%, when and as declared, and is entitled to a liquidation preference of $1 per share plus unpaid dividends. The Company intends to issue 40,000 shares of Series A Convertible Preferred Stock to the lessor each month in rent.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Our future operating results are subject to our attaining certain milestones, including:

· the success of our develop and marketing efforts for our own products;

· our ability to obtain additional financing; and

· other risks which we identify in future filings with the SEC.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 17.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent registered public accounting firm for the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange act of 1934 Rules 13a-15(f), for the period ended June 30, 2015.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process to be effected by our Board of Directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

- maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended June 30, 2015, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include, and is not required to include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

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

Code of Ethics

Crown Marketing has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2015.  Crown Marketing intends to adopt a code of ethics during calendar 2016.

Audit Committee Financial Expert

Crown Marketing does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Crown Marketing's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Crown Marketing with copies of all Section 16(a) forms they file.  During the year ended June 30, 2015, Crown Marketing believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, Crown Marketing does not believe that such individuals purchased or sold any Crown Marketing Common Stock during 2015.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer in the years ended June 30, 2015 and 2014 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jay Hooper Chief Executive/Chief Financial Officer	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

Our directors currently serve without compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this Report the outstanding common stock of Crown Marketing owned of record or beneficially by each person who owned of record, or was known by Crown Marketing to own beneficially, more than 5% of Crown Marketing’s 20,181,121,800 shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

CERTAIN BENEFICIAL OWNERS
Name	Office	Amount and nature of beneficial owner (1)	Percent of class

Jay Hooper	CEO, CFO, Director	16,155,746,000	80.05%

All officer and directors as a group (1 person)	N/A	16,155,746,000	80.05%

(1)Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power. Does not include 540,000 shares of Series A Convertible Preferred Stock owned by Temple CB, LLC, a company controlled by Mr. Hooper. The Series A Convertible Preferred Stock was issued in August and September 2015, and each share of the Series A Convertible Preferred Stock is redeemable at a price of $1.00 per share plus 4% annual dividends. The Series A Convertible Preferred Stock is convertible into common stock at the redemption price divided by the current market price, and votes with the common stock on an as-converted basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2015, the Company had outstanding accounts payable of $400,000 due to a limited liability company controlled by the Company’s President and majority shareholder, Mr. Jay Hooper, which represented a lease payment on an operating lease.

As of June 30, 2015, $81,262 was due the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.  In view of the Company’s limited operations and resources, Mr. Hooper did not receive any compensation from the Company for the year ended June 30, 2015.

The Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse building to customers.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease.  As of June 30, 2015 and June 30, 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the twelve months ended June 30, 2015, the Company recorded $590,770 of rent expense and a deferred rent liability as of June 30, 2015 of $535,384 related to the free rent.  As of June 30, 2015 and 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Crown Marketing and Subsidiaries annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $21,000 for fiscal year ended 2015 and $7,284 for fiscal year ended 2014.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2015 and 2014.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2015 and 2014.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the independent registered public accounting firm, other than the services reported above.

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our Board of Directors performs the duties of an audit committee.  Our Board of Directors evaluates and approves, in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

2.   Agreement and Plan of Reorganization

2.1  Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013.(4)

3.  Certificate of Incorporation and Bylaws

3.1.  Articles of Incorporation (1)*

3.2   Articles of Merger (2)

3.3   Bylaws(1)

3.4   Certificate of Designation for the Series A Convertible Preferred Stock (5)

10.  Material Contracts

10.1  Promissory Note to Strategic Global Resources, Ltd. (3)

10.2  Promissory Note to Farrington Pharmaceuticals, LLC (3)

10.3   Lease Agreement between Okra Energy, Inc and Temple CB, LLC(4)

21.  Subsidiaries of the registrant – Okra Energy, a California corporation and Crown Laboratory, Inc. Crown Mobile is a California corporation which is 50% owned by the Company.  No trade names are employed.

23.  Consents

23.1  Consent of Accountants. (5)

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

(5)                 Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MARKETING

Date: October 13, 2015	/s/ Jay Hooper
Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2015	/s/ Jay Hooper
Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Consolidated Balance Sheets as of June 30, 2015 and 2014	18

Consolidated Statements of Operations for the Year Ended June 30, 2015 and for the period December 2, 2013 (Inception) to June 30, 2014	19

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended June 30, 2015 and for the period December 2, 2013 (Inception) to June 30, 2014	10

Consolidated Statements of Cash Flows for the Year Ended June 30, 2015 and for the period December 2, 2013 (Inception) to June 30, 2014	21

Notes to the Consolidated Financial Statements	22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Crown Marketing
El Monte, California

We have audited the consolidated balance sheets of Crown Marketing and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2015 and for the period December 2, 2013 (Inception) to June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Marketing and its Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the year ended June 30, 2015 and for the period December 2, 2013 (Inception) to June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California

October 13, 2015

>

CROWN MARKETING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
Assets

Current assets:
Cash	$24,276	$-
Total current assets	24,276	-

Total assets	$24,276	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accrued rent payable – related party	$400,000	$30,000
Advances - related party	71,262	8,661
Note payable – related party	10,000	-
Total current liabilities	481,262	38,661

Deferred rent obligations – related party	535,384	314,615
Total liabilities	1,016,646	353,276

Commitments and contingencies	-	-

Stockholders’ equity:
Common Stock, no par value; unlimited shares authorized; 19,981,021,800 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	-	-
Additional paid-in capital	-	-
Accumulated deficit	(997,812)	(353,276)
Total stockholders’ deficit of Crown Marketing	(997,812)	(353,276)
Non-controlling interest	5,442	-
Total deficit	(992,370)	(353,276)
Total liabilities and stockholders’ deficit	$24,276	$-

The accompanying notes are an integral part of these consolidated financial statements

CROWN MARKETING AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		December 2, 2013
	Year Ended	(Inception) to
	June 30, 2015	June 30, 2014

Sales	$43,370	$-
Cost of sales	59,311	-
Gross loss	(15,941)	-
Operating expenses:
Rent expense – related party	590,769	344,615
Selling, general and administrative expenses	53,384	8,661
Total operating expenses	644,153	353,276
Net loss	(660,094)	(353,276)
Net loss attributable to non-controlling interest	(15,558)	-
Net loss attributable to Crown Marketing Common Shareholders	$(644,536)	$(353,276)

Net income per common share – basic and fully diluted	$(0.00)	$(0.00)
	$
Weighted average common shares outstanding – basic and fully diluted	19,981,021,800	19,981,021,800

The accompanying notes are an integral part of these consolidated financial statements

CROWN MARKETING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEAR ENDED JUNE 30, 2015 AND FOR THE PERIOD

DECEMBER 2, 2013 (INCEPTION) TO JUNE 30, 2014

			Additional		Total Crown	Non-	Total
	Common Stock		Paid In	Accumulated	Marketing	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit	Interests	Deficit
Balance, December 2, 2013 (Inception)	-	$-	$-	$-	$-	-	$-

Shares issued on inception	16,155,746,000	-	-	-	-	-	-

Shares issued on reverse merger	3,825,275,800	-	-	-	-	-	-

Net loss	-	-	-	(353,276)	(353,276)	-	(353,276)
Balance, June 30, 2014	19,981,021,800	-	-	(353,276)	(353,276)	-	(353,276)

Capital proceeds from non-controlling interest	--	-	-	--	--	21,000	21,000

Net loss	-	-	-	(644,536)	(644,536)	(15,558)	(660,094)

Balance, June 30, 2015	19,981,021,800	$-	$-	$(997,812)	$(997,812)	$5,442	$(992,370)

The accompanying notes are an integral part of these consolidated financial statements

CROWN MARKETING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		December 2, 2013
	Year Ended	(Inception) to
	June 30, 2015	June 30, 2014

Operating activities:		-
Net loss of Crown Marketing	$(660,094)	$(353,276)
Adjustment to reconcile net loss to net cash used in
operating activities:
Accounts payable – related party	370,000	30,000
Advances – related party	62,600	8,661
Deferred rent obligation – related party	220,770	314,615
Net cash used in operating activities	(6,724)	-

Financing activities:
Proceeds from related party loan	10,000
Capital proceeds from non-controlling interest	21,000	-
Net cash provided by financing activities	51,000	-

Change in cash and cash equivalents	24,276	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$24,276	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CROWN MARKETING AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2015 AND THE PERIOD DECEMBER 2, 2013

(INCEPTION) TO JUNE 30, 2014

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Through its subsidiary, OKRA Energy Inc., the Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company's President and majority shareholder, which it plans to sublease in 2015. We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease the warehouse building to customers.

The Company continues to expand its business activities. A new subsidiary, Crown Laboratory Inc., has been formed to develop and market Chinese and other herbal remedies.  Initial capitalization of $10,000 was provided by a loan from an entity controlled by the Company’s President. The loan is due on demand and bears interest at 4%. We expect to require additional funding for this business segment and have already commenced obtaining FDA approval for our products. In August, 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to Crown Laboratory.

In March 2015, the Company also began a joint venture, Crown Mobile, in which the Company owns a 50% interest. Crown Mobile is a MVNO (mobile virtual network operator) and markets Crown Mobile prepaid mobile telephone service using T-Mobile’s wireless network. Crown Mobile intends to offer ancillary services such as a proprietary debit card.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Okra Energy, Crown Laboratory andCrown Mobile, Inc., a joint venture that is 50% owed by the Company (See Note 7).   Intercompany transactions and accounts have been eliminated in consolidation.

Summary of Significant Accounting Policies

We derive our revenue from sales of our hardware products including cellular phones and sim cards and rental revenue.

Hardware Revenue

We derive our revenue from sales of our hardware products including cellular phones and sim cards.  We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.  For the twelve months ended June 30, 2015, the Company recorded 100% of its revenue from hardware sales.

Rental Revenue

At lease inception, the Company reviews all necessary criteria under ASC 840-10-25 to determine proper lease classification.  The Company will recognize rental income from tenants on the straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.  During the twelve months ended June 30, 2015, the Company did not generate any rental revenue.

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

Segment Information

At June 30, 2015, the Company had three reportable operating segments.  The Marketing segment leases a 180,000 square foot facility which it plans to sublease.   The Mobile segment distributes prepaid SIM cards and wireless phones.  The Laboratory segment plans to develop and market Chinese herbal and other remedies in the People’s Republic of China.

The chief operating decision-maker evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements.  The Company does not revenue or operating expenses, and there are currently no intersegment sales.

Summarized financial information by segment for the year ended June 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows:

	Marketing	Mobile	Laboratory	Consolidated
Sales	$ -	$ 43,370	$ -	$ 43,370
Cost of sales	-	59,311	-	59,311
Gross loss	-	(15,941)	-	(15,941)
Rent expense-related	590,769	-	-	590,769
Selling, general, and administrative	33,312	15,175	4,897	53,384
Net loss	$ (624,081)	$ (31,116)	$ (4,897)	$ (660,094)

At June 30, 2014, there was only one segment, the Marketing segment, which recorded no revenues, $344,615 of rent expense-related, $8,661 of selling, general, and administrative, and a net loss of $(353,276).

For the years ended June 30, 2015 and for the period December 2, 2013 (Inception) to June 30, 2014, the Company is domiciled in the United States of America and all sales were in the United States of America.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of June 30, 2015 and 2014, the weighted average common shares outstanding totaled 19,981,021,800 and 19,981,021,800, respectively.  There were no potentially dilutive shares as of June 30, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations.  The Company incurred a net loss of $644,536 for the twelve months ended June 30, 2015, and the Company's liabilities exceed its assets by $992,370 as of June 30, 2015.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2015 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Our cash needs for the year ended June 30, 2015 were primarily met by an advance of $50,000 from our majority shareholder.   As of June 30, 2015, we had a cash balance of $24,276.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2016.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding. In August, 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to Crown Laboratory.

NOTE 3 - ADVANCES AND NOTE PAYABLE - RELATED PARTY

As of June 30, 2015 and 2014, $71,262 and $8,661, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  Advances of $71,262 are non-interest bearing and due on demand.

A loan of $10,000 due to Mr. Hooper is due on demand and bears interest at 4%.  In view of the Company’s limited operations and resources, Mr. Hooper did not receive any compensation from the Company for the twelve months ended June 30, 2015.

NOTE 4 – ACCRUED RENT DUE – RELATED PARTY

Operating Lease Obligation to Related Party

Through its subsidiary, Okra Energy Inc., the Company leases a warehouse in El Monte, California, which is owned by a single member limited liability company owned by the Company’s President and majority shareholder, which it plans to sublease in 2015.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease the warehouse building to customers.  The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014.  The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019.  The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease.  As of June 30, 2015 and June 30, 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation.  The Company recognizes rent expense on a straight-line basis over the entire lease period.  Accordingly, for the twelve months ended June 30, 2015, the Company recorded $590,770 of rent expense and a deferred rent liability as of June 30, 2015 of $535,384.  As of June 30, 2015 and 2014, the Company owed $400,000 and $30,000, respectively, under this lease obligation. In August, 2015, the lease was assigned to and assumed by Crown Laboratory, Inc.

At June 30, 2015, the Company’s minimum operating lease commitments for the next five fiscal years are summarized below.

Years Ending June 30,	Amount
2016	$490,000
2017	610,000
2018	730,000
2019	840,000
2020 and beyond	770,000
Total	$3,440,000

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company has authorized an unlimited number of shares of preferred stock, no par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors.  No shares of preferred stock are issued and outstanding at June 30, 2015.

Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company agreed to acquire all of the common stock of Okra Energy, Inc., a California corporation, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the Closing of the Agreement, which took place on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of the shares of Okra Energy, Inc., Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The assets and liabilities of Crown Marketing were retained by prior ownership and the amounts were minor

NOTE 7 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile.  The Company owns 50% of the joint venture while two other owners own 35% and 15%, respectively.  Based on the provisions of ASC Topic 810, the Company determined it should include Crown Mobile in its consolidated financial statements as the Company has a controlling financial interest and directs the operating activities of Crown Mobile.  The Company has committed, if needed, to make additional contributions to the joint venture.

In accordance with the provisions of ASC Topic 810, the Company has classified the non-controlling interest as a component of stockholders’ deficit in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile, which is a subsidiary of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

For the Year Ended June 30, 2015
Beginning balance	$0
Capital proceeds from non-controlling interest	21,000
Net loss attributable to non-controlling interest	(15,558)
Ending balance	$5,442

NOTE 8 – SUBSEQUENT EVENTS

On August 3, 2015, the Company entered in a Consulting Agreement (the “Agreement”) to receive services relating to the marketing of the Company’s products in social media and issued 200,000,000 shares of common stock to the consultant valued at approximately $1.8 million.

In August 2015, the Company’s Board authorized the creation of a series of preferred stock consisting of 1,000,000 shares designated as Series A Convertible Preferred Stock, which is entitled to a dividend of 4%, when and as declared, and is entitled to a liquidation preference of $1 per share plus unpaid dividends.

In August 2015, the Company issued $500,000 shares of its Series A Convertible Preferred Stock to the lessor of its premises, in satisfaction of $480,000 in accrued rent (see Note 4) and $20,000 as a tenant deposit. The Company intends to issue 40,000 shares of Series A Convertible Preferred Stock to the lessor each month in rent.

In August 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to Crown Laboratory.