Form 10-Q
period 2015-09-30
CROWN MARKETING
filed 2016-06-20
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of June 20, 2016 was 20,056,021,800.

1

CROWN MARKETING

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

Item 1. Condensed Consolidated Financial Statements

Crown Marketing and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$441,590	$24,276
Inventories	109,545	—
TOTAL CURRENT ASSETS	$551,135	$24,276

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,575	$—
Accrued rent - related party	20,000	400,000
Advances - related party	106,239	71,262
Notes payable - related parties	10,000	10,000
TOTAL CURRENT LIABILITIES	141,814	481,262

Deferred lease obligations - related party	563,077	535,384
Note payable and accrued interest - related party	506,635	—
TOTAL LIABILITIES	1,211,526	1,016,646

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 1,000,000 shares authorized;
Series A voting preferred stock, 500,000 shares issued and outstanding	500,000	—
Common stock, no par value, unlimited shares authorized;
20,056,021,800 and 19,981,021,800 shares issued and outstanding, respectively	—	—
Additional paid-in capital	525,000	—
Accumulated deficit	(1,687,418)	(997,812)
Total Shareholders' Deficit of Crown Marketing	(662,418)	(997,812)

Non-controlling interest	2,027	5,442
TOTAL SHAREHOLDERS' DEFICIT	(660,391)	(992,370)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$551,135	$24,276

The accompanying notes are an integral part of these condensed financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30
	2015	2014
	(Unaudited)

Sales	$73,902	$—

Cost of goods sold	60,629	—

Gross profit	13,273	—

Selling, general and administrative expenses:
Rent expense - related party	147,692	147,692
Selling, general and administrative expenses	548,968	11,101
Total selling, general and administrative expenses	696,660	158,793

Loss from operations	(683,387)	(158,793)

Interest expense, related party	(9,634)	—

Net loss	(693,021)	(158,793)

Net loss attributable to non-controlling interest	(3,415)	—

NET LOSS ATTRIBUTABLE TO CROWN MARKETING
COMMON SHAREHOLDERS	$(689,606)	$(158,793)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,029,119,626	19,981,021,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
Three months ended September 30, 2015 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Crown Marketing	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, June 30, 2015	—	$—	19,981,021,800	$—	$—	$(997,812)	$(997,812)	$5,442	$(992,370)

Issuance of redeemable, convertible
Series A preferred stock	500,000	500,000	—	—	—	—	500,000	—	500,000

Fair value of shares issued for services	—	—	75,000,000	—	525,000	—	525,000	—	525,000

Net loss for the three months
ended September 30, 2015	—	—	—	—	—	(689,606)	(689,606)	(3,415)	(693,021)

Balance, September 30, 2015 (unaudited)	500,000	$500,000	20,056,021,800	$—	$525,000	$(1,687,418)	$(662,418)	$2,027	$(660,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(693,021)	$(158,793)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for services	525,000	—
Accrued interest due to related party	6,635	—
Changes in operating Assets and Liabilities:
Inventories	(109,545)	—
Accounts payable	5,575	10,351
Accrued rent payable - related party	120,000	90,000
Advances - related party	—	750
Deferred lease obligations - related party	27,693	57,692
Net cash used in operating activities	(117,663)	—

Cash Flows from Financing Activities
Proceeds from note payable - related party	500,000	—
Advances from related party	34,977	—
Net cash provided by financing activities	534,977	—

Net increase in cash	417,314	—

Cash beginning of period	24,276	—
Cash end of period	$441,590	$—

Interest paid	$—	$—
Taxes paid	$—	$—

Non-cash transactions
Issuance of preferred stock to pay
accrued rent payable - related party	$500,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not generated significant revenues and has incurred recurring net losses. For the three months ended September 30, 2015, the Company incurred a net loss of $693,021 and used cash to fund operating activities of $117,663, and at September 30, 2015, had a shareholders’ deficit of $660,391. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2015 were primarily met by a note payable of $500,000 from a company owned by our majority shareholder. As of September 30, 2015, we had a cash balance of $441,590. Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2016. We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Okra Energy, Crown Laboratory and Crown Mobile, Inc., a joint venture that is 50% owed by the Company (See Note 7). Intercompany transactions and accounts have been eliminated in consolidation.

Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services. Actual results could differ from those estimates.

Revenues

We derive our revenue from various sources, including sales of hardware products, which include cellular phones, sim cards and personal computers. The Company also markets and sells Chinese herbal and other remedies in the People’s Republic of China. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. At September 30, 2015, inventories consisted primarily of recent purchase of vaping devices and related supplies which the Company began selling subsequent to September 30, 2015.

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

The Company’s financial instruments include cash and accounts payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2015 and 2014, as there are no potential shares outstanding that would have a dilutive effect.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Segment Information

At September 30, 2015, the Company had three reportable operating segments. The Marketing segment leases an 180,000 square foot facility which it plans to sublease. The Mobile segment distributes prepaid SIM cards and wireless phones. The Laboratory segment develops and markets Chinese herbal and other remedies in the People’s Republic of China.

The chief operating decision-maker (“CODM”) evaluates performance, makes operating decisions and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by income (loss) from operations. As such, segment assets are not disclosed in the notes to the accompanying combined consolidated financial statements.

Summarized financial information by segment for the three months ended September 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows:

	Marketing	Mobile	Laboratory	Consolidated
Sales	$—	$2,605	$71,297	$73,902
Cost of sales	—	—	60,629	60,629
Gross profit	—	2,605	10,668	13,273

Rent expense-related	147,692	—	—	147,692
Selling, general and administrative	530,954	9,435	8,579	548,968
Income (loss) from operations	$(678,646)	$(6,830)	$2,089	$(683,387)

For the three months ended September 30, 2015, no single customer accounted for 10% or more of sales. The Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales. For the three months ended September 30, 2014, there was only one segment, the Marketing segment, which recorded no revenues, $147,692 of rent expense (related party), $11,101 of selling, general, and administrative expenses, and a net loss of $158,793.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires an entity to present all deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance allows for adoption on either a prospective or retrospective basis. The update becomes is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures. ASI 2016-02 will require the recording of a significant lease asset and lease liability when the Company adopts this accounting standard in 2019.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

NOTES PAYABLE

	September 30, 2015	June 30, 2015
Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$506,635	$—
Note payable to Jay Hooper, due on demand and bears interest at 4%.	10,000	10,000
Sub-total	516,635	10,000
Less notes payable, current portion	10,000	10,000
Notes payable, non-current	$506,635	$—

ADVANCES

As of September 30, 2015 and June 30, 2015, $106,239 and $71,262, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

LEASE OBLIGATION

Through its subsidiary, Crown Laboratory Inc., the Company leases a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. The Company plans to sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease. The Company recognizes rent expense on a straight-line basis over the entire lease period. During the three months ended September 30, 2015 and 2014, the Company recorded $147,692 of rent expense for each period, respectively. As of September 30, 2015 and June 30, 2015, the Company recorded a deferred lease obligation of $563,077 and $535,384, respectively. In August, 2015, the lease was assigned to and assumed by Crown Laboratory, Inc. As of September 30, 2015 and June 30, 2015, the Company owed $20,000 and $400,000, respectively, under this lease obligation. During the three months ended September 30, 2015, the Company issued 500,000 shares of its Series A Preferred Stock to Temple CB in satisfaction of $500,000 of accrued rent (see Note 4).

At September 30, 2015, the Company’s minimum operating lease commitments for the next five fiscal years are summarized below.

Years Ending June 30,	Amount
Remainder of 2016	$370,000
2017	610,000
2018	730,000
2019	840,000
2020 and beyond	770,000
Total	$3,320,000

NOTE 4 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

During the three months ended September 30, 2015, the Company’s Board of Directors authorized the creation of a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred Stock (the “Series A”). The Series A is entitled to a dividend of 4%, when and as declared, and is entitled to a liquidation preference of $1 per share plus unpaid dividends. The Series A is redeemable at the option of the Company at any time, in whole or in part, at a price of $1.00 per share, plus 4% per annum thereupon from the date of issuance (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Series A shall be entitled to a preferential amount equal to the Stated Value, prior to the holders of common stock receiving any distribution. Each share of Series A is automatically converted on the Conversion Date into a number of shares of common stock of the Company at the initial conversion rate (the “Conversion Rate”), which shall be the Stated Value as of the date of conversion divided by the Market Price. The Market Price for purposes of this Section 5 shall be equal to the average closing sales price of the Common Stock over the 5 previous trading days.

The Series A is also subject to adjustments to the Conversion Rate. If the common stock issuable on conversion of the Series A is changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification, or otherwise (other than a subdivision or combination of shares provided for above), the holders of the Series A shall, upon its conversion, be entitled to receive, in lieu of the common stock which the holders would have become entitled to receive but for such change, a number of shares of such other class or classes of stock that would have been subject to receipt by the holders if they had exercised their rights of conversion of the Series A immediately before that change.

During the three months ended September 30, 2015, the Company issued 500,000 shares of its Series A to Temple CB, a single member LLC owned by the Company’s majority shareholder, in satisfaction of $500,000 of accrued rent (see Note 3). The Company plans to issue the remaining 500,000 authorized shares of its Series A preferred stock to Temple CB during the second quarter of 2016 in satisfaction of additional accrued rent.

NOTE 5 – SHAREHOLDERS’ DEFICIT

During the three months ended September 30, 2015, the Company issued 75,000,000 shares of common stock to a consultant, which was valued at $525,000 based on the closing price of the Company’s common stock on the date of the grant, and included in selling, general, and administrative expenses.

NOTE 6 – NON-CONTROLLING INTEREST

During 2015 the Company entered into a joint venture to create Crown Mobile. Crown Mobile is in the business of selling mobile phones and sim cards and generated revenues of $2,605 during the three months ended September 30, 2015 and makes up the Company’s Mobile Segment. The Company owns 50% of the joint venture while two other owners own 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company has a controlling financial interest and directs the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. On December 15, 2015, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximates the Company’s basis in Crown Mobile on that date.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

For the Three Months Ended September 30, 2015
Beginning balance, June 30, 2015	$5,442
Net loss of Crown Mobile attributable to non-controlling interest	(3,415)
Ending balance, September 30, 2015	$2,027

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

History and Organization

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

Overview of Business

Through its subsidiary, Crown Laboratory Inc., the Company leases a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. The Company plans to sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

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

In March 2015, the Company also began a joint venture, Crown Mobile, in which the Company owns a 50% interest. Crown Mobile is a MVNO (mobile virtual network operator) and markets Crown Mobile prepaid mobile telephone service using T-Mobile’s wireless network. Crown Mobile intends to offer ancillary services such as a proprietary debit card. The Company disposed of its interest in Crown Mobile during the quarter ended December 31, 2015.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company is still in the development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $693,021 for the three months ended September 30, 2015, and the Company's shareholders’ deficit was $660,391 as of September 30, 2015. These factors create substantial doubt about the Company's ability to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2015 were primarily met by a note payable of $500,000 from a company owned by our majority shareholder. As of September 30, 2015, we had a cash balance of $441,590. Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2016. We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers. Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Critical Accounting Policies and Estimates

Revenues

We derive our revenue from various sources, including sales of hardware products, which include cellular phones, sim cards and personal computers. The Company also markets and sells Chinese herbal and other remedies in the People’s Republic of China. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

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

Recent Accounting Pronouncements

See Footnote 2 of the financial statements for a discussion of recently issued accounting standards.

Results of Operations

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

The Company is engaged in various business activities, including operating a warehouse building in El Monte, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  The Company also distributes prepaid SIM cards and wireless phones and develops and markets Chinese herbal and other remedies in the People’s Republic of China. During the three months ended September 30, 2015, we had revenues of $73,902 and gross profits of $13,273. We had no revenues or gross profit during the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we had rent expenses from a related party of $147,692 for both periods. During the three months ended September 30, 2015 and 2014, selling, general and administrative expenses were $548,968 and $11,101, respectively. During the three months ended September 30, 2015 and 2014, we had a net loss of $693,021 and $158,793, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the three months ended September 30, 2015

Cash flows used in operating activities

During the three months ended September 30, 2015, the Company had cash flows used in operating activities of $117,663 compared to no cash used in operating activities during the three months ended September 30, 2014. The reasons for the increase in cash used in operating activities in the amount of $117,663 was due mainly to our net loss of $689,021 and the increase in inventories of $109,545, offset by the issuance of stock issued for services of $525,000 and the increase in accrued rent payable-related party of $120,000.

Cash flows provided by financing activities

During the three months ended September 30, 2015, we had proceeds from a note payable from a related party of $500,000. We also received advances from a related party in the amount of $34,977.

Financial Position

As of September 30, 2015, we had $441,950 in cash, working capital of $409,321 and an accumulated deficit of $1,687,418.

As of June 30, 2015, we had $24,276 in cash, negative working capital of $456,986 and an accumulated deficit of $997,812.

As of September 30, 2015 and June 30, 2015, $106,239 and $71,262, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

As of September 30, 2015 and June 30, 2015, a loan of $10,000 due to Mr. Hooper is due on demand and bears interest at 4%.

In August 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to the Company. The loan accrues interest at 12% per annum and is secured by essentially all assets of the Company. The unpaid principal and all accrued but unpaid interest is due and payable on or before July 31, 2017. As of September 30, 2015, $500,000 of principal and $6,635 of accrued interest was owed on the note.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reportings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, the Company issued 500,000 shares of its Series A to Temple CB, a single member LLC owned by the Company’s majority shareholder, in satisfaction of $500,000 of accrued rent. During the three months ended September 30, 2015, the Company also issued 75,000,000 shares of common stock to a consultant, which was valued at $525,000 based on the closing price of the Company’s common stock on the date of the grant, and included in selling, general, and administrative expenses.

These issuances are exempt under Section 4(2) of the Securities Act on the basis that the recipients have a pre-existing relationship with the company and there was no public offering.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Financial Statement Schedules

31.	Certification of CEO and CFO. Filed herewith.
32.	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

 *XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MARKETING

Dated: June 20, 2016	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

