Form 10-Q
period 2016-03-31
CROWN MARKETING
filed 2016-10-03
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of October 3, 2016 was 20,056,021,800.

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

Crown Marketing and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$15,346	24,276
Inventories	184,779	--
TOTAL CURRENT ASSETS	$200,125	$24,276

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,000	$--
Accrued rent - related party	40,000	400,000
Advances - related party	34,977	71,262
Notes payable - related parties	10,000	10,000
TOTAL CURRENT LIABILITIES	89,977	481,262

Deferred lease obligations - related party	618,462	535,384
Note payable and accrued interest - related party	516,916	--
TOTAL LIABILITIES	1,225,355	1,016,646

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 1,000,000 shares authorized;
Series A voting preferred stock, 500,000 shares issued and outstanding	500,000	--
Common stock, no par value, unlimited shares authorized;
20,056,021,800 and 19,981,021,800 shares issued and outstanding, respectively	--	---
Additional paid-in capital	550,000	--
Accumulated deficit	(2,070,730)	(997,812)
Total Shareholders' Deficit of Crown Marketing	(1,020,730)	(997,812)

Non-controlling interest	(4,500)	5,442
TOTAL SHAREHOLDERS' DEFICIT	(1,025,230)	(992,370)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$200,125	$24,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Sales	$1,062,916	$--	$2,597,752	$--

Cost of goods sold	1,159,242	--	2,628,033	--

Gross loss	(96,326)	--	(30,281)	--

Selling, general and administrative expenses:
Rent expense - related party	147,692	147,692	443,077	443,077
Selling, general and administrative expenses	30,773	11,088	614,886	34,117
Total selling, general and administrative expenses	178,465	158,780	1,057,963	477,194

Loss from operations	(274,791)	(158,780)	(1,088,244)	(477,194)

Other income (expense)
Interest expense, related party	(15,058)	--	(39,916)	--
Rental income	15,000	--	45,300	--
	(58)	--	5,384	--

NET LOSS	(274,849)	(158,780)	(1,082,860)	(477,194)

Net loss attributable to non-controlling interest	(1,854)	--	(9,942)	--

NET LOSS ATTRIBUTABLE TO CROWN
MARKETING COMMON SHAREHOLDERS	$(272,995)	$(158,780)	$(1,072,918)	$(477,194)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,056,021,800	19,981,021,800	20,047,021,800	19,981,021,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
Nine months ended March 31, 2016 (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Crown	Non-Controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Marketing Deficit	Interest	Total

Balance, June 30, 2015	--	$--	19,981,021,800	$--	$--	$(997,812)	$(997,812)	$5,442	$(992,370)

Issuance of redeemable, convertible
Series A preferred stock	500,000	500,000	--	--	--	--	500,000	--	500,000

Fair value of shares issued for services	--	--	75,000,000	--	525,000	--	525,000	--	525,000

Sale of Crown Mobile shares	--	--	--	--	25,000	--	25,000	--	25,000

Net loss for the nine months
ended March 31, 2016	--	--	--	--	--	(1,072,918)	(1,072,918)	(9,942)	(1,082,860)

Balance, March 31, 2016 (unaudited)	500,000	$500,000	20,056,021,800	$--	$550,000	$(2,070,730)	$(1,020,730)	$(4,500)	$(1,025,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31
	2016		2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,082,860)		$(477,194)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for services	525,000		--
Accrued interest due to related party	39,916		--
Changes in operating Assets and Liabilities:
Inventories	(184,779)		--
Deposits	--		(16,000)
Accounts payable and accrued expenses	5,000		--
Accrued rent payable - related party	140,000		270,000
Deferred lease obligations - related party	83,078		173,077
Net cash used in operating activities	(474,645)		(50,117)

Cash Flows from Investing Activities
Sale of Crown Mobile common stock	25,000		--
Net cash provided by investing activities	25,000		--

Cash Flows from Financing Activities
Proceeds from note payable - related party	500,000		--
Repayment of accrued interest - related party	(23,000)		--
Advances from related party	34,977		72,601
Repayment of advances from related party	(71,262)		--
Net cash provided by financing activities	440,715		72,601

Net increase (decrease) in cash	(8,930)		22,484

Cash beginning of period	24,276		--
Cash end of period	$15,346		$22,484

Interest paid	$--		$--
Taxes paid	$--		$--

Non-cash transactions
Issuance of preferred stock to pay
accrued rent payable - related party	$500,000		$--
Increase in deposits and non-controlling interests	$--	$	$ 24,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2016, the Company incurred a net loss of $1,082,860 and used cash to fund operating activities of $474,645, and at March 31, 2016, had a shareholders’ deficit of $1,025,230.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2016 were primarily met by a note payable of $500,000 from a company owned by our majority shareholder.   As of March 31, 2016, we had a cash balance of $15,346.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2016.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Okra Energy, Crown Laboratory and Crown Mobile, Inc., a joint venture that is 50% owned by the Company (See Note 6). Intercompany transactions and accounts have been eliminated in consolidation.

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

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues

In the nine months ended March 31, 2016, we derived our revenue primarily from the sale of hover boards and vaping equipment, as well as minimal sales of cellular phones through September 30, 2015.  The Company also markets Chinese herbal and other remedies in the People’s Republic of China, but has not sold any of these products in China as of March 31, 2016.  The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. At March 31, 2016, inventories consisted of recent purchases of vaping devices and related supplies, which the Company began selling during the three months ended December 31, 2015.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended March 31, 2016 and 2015, as there are no potential shares outstanding that would have a dilutive effect.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Summarized financial information by segment for the nine months ended March 31, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows:

	Marketing	Mobile	Laboratory	Consolidated
Sales	$--	$4,876	$2,592,876	$2,592,876
Cost of sales	--	5,543	2,622,490	2,628,033
Gross profit (loss)	--	(667)	-29,614	(30,281)

Rent expense-related	223,077	--	220,000	443,077
Stock issued for services	525,000	--	--	525,000
Selling, general and administrative	32,458	19,218	38,210	89,886
Loss from operations	$(780,535)	$(19,885)	$(287,824)	$(1,088,244)

For the three and nine months ended March 31, 2016, no single customer accounted for 10% or more of sales. During the nine months ended March 31, 2016, the Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales in the United States. For the nine months ended March 31, 2015, there was only one segment, the Marketing segment, which recorded no revenues, $443,077 of rent expense (related party), $34,117 of selling, general, and administrative expenses, and a net loss of $477,194.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

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

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS

NOTES PAYABLE

Notes payable to related parties were as follows at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$516,916	$-
Note payable to Jay Hooper, due on demand, interest at 4% per annum	10,000	10,000
	526,916	10,000
Less: current portion	(10,000)	(10,000)
Notes payable, non-current portion	$516,916	$-

ADVANCES

As of March 31, 2016 and June 30, 2015, $34,977 and $71,262, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

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

The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease. The Company recognizes rent expense on a straight-line basis over the entire lease period. During the three months ended March 31, 2016 and 2015, the Company recorded $147,692 of rent expense for each period, respectively. During the nine months ended March 31, 2016 and 2015, the Company recorded $443,077 of rent expense for each period, respectively. As of March 31, 2016 and June 30, 2015, the Company recorded a deferred lease obligation of $618,462 and $535,384, respectively. In August, 2015, the lease was assigned to and assumed by Crown Laboratory, Inc. As of March 31, 2016 and June 30, 2015, the Company owed $40,000 and $400,000, respectively, under this lease obligation. During the nine months ended March 31, 2016, the Company issued 500,000 shares of its Series A Preferred Stock to Temple CB in satisfaction of $500,000 of accrued rent (see Note 4).

At March 31, 2016, the Company’s minimum operating lease commitments for the next five fiscal years are summarized below.

Years Ending June 30,	Amount
Remainder of 2016	$130,000
2017	610,000
2018	730,000
2019	840,000
2020 and beyond	770,000
Total	$3,080,000

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 4 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

During the nine months ended March 31, 2016, the Company’s Board of Directors authorized the creation of a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred Stock (the “Series A”). The Series A is entitled to a dividend of 4%, when and as declared, and is entitled to a liquidation preference of $1 per share plus unpaid dividends. The Series A is redeemable at the option of the Company at any time, in whole or in part, at a price of $1.00 per share, plus 4% per annum thereupon from the date of issuance (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Series A shall be entitled to a preferential amount equal to the Stated Value, prior to the holders of common stock receiving any distribution. Each share of Series A is automatically converted on the Conversion Date into a number of shares of common stock of the Company at the initial conversion rate (the “Conversion Rate”), which shall be the Stated Value as of the date of conversion divided by the Market Price. The Market Price for purposes of this Section 5 shall be equal to the average closing sales price of the Common Stock over the 5 previous trading days.

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

During the nine months ended March 31, 2016, the Company issued 500,000 shares of its Series A to Temple CB, a single member LLC owned by the Company’s majority shareholder, in satisfaction of $500,000 of accrued rent (see Note 3). The Company plans to issue the remaining 500,000 authorized shares of its Series A preferred stock to Temple CB during the second half of 2016 in satisfaction of additional accrued rent.

NOTE 5 – SHAREHOLDERS’ DEFICIT

During the nine months ended March 31, 2016, the Company issued 75,000,000 shares of common stock to a consultant, which was valued at $525,000 based on the closing price of the Company’s common stock on the date of the grant, and included in selling, general, and administrative expenses. In July 2016, the Company entered into a settlement agreement under which the consultant agreed to return the shares to the Company in exchange for a cash payment (see Note 7).

During the nine months ended March 31, 2016, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 6 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile. During the quarter ended December 31, 2015, the Company disposed of its interest in Crown Mobile. Crown Mobile was in the business of selling mobile phones and sim cards and generated revenues of $4,876 during the nine months ended March 31, 2016, respectively. The Company owned 50% of the joint venture while two other owners owned 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company has a controlling financial interest and directed the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. On December 15, 2015, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

For the Nine Months Ended March 31, 2016
Beginning balance, June 30, 2015	$5,442
Net loss attributable to non-controlling interest	(9,942)

Ending balance, March 31, 2016	$(4,500)

NOTE 7 –SUBSEQUENT EVENT

On July 7, 2016, the Company entered into a settlement agreement with a party who had received 75,000,000 shares under the Company’s Form S-8. The agreement provides for the return of these shares upon payment of $17,500 to the consultant. The payment has not yet been made and the share certificate is in escrow pending payment.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the development stage and has not yet been successful in establishing profitable operations.  The Company incurred a net loss of $1,082,860 for the nine months ended March 31, 2016 and the Company's shareholders’ deficit was $1,025,230 as of March 31, 2016.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2016 were primarily met by a note payable of $500,000 from a company owned by our majority shareholder.   As of March 31, 2016, we had a cash balance of $15,346.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2016.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Critical Accounting Policies and Estimates

Revenues

In the nine months ended March 31, 2016, we derived our revenue primarily from the sale of hover boards and vaping equipment, as well as minimal sales of cellular phones through September 30, 2015.  The Company also markets Chinese herbal and other remedies in the People’s Republic of China, but has not sold any of these products in China as of March 31, 2016. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

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

Results of Operations

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

The Company is engaged in various business activities, including operating a warehouse building in El Monte, California and in acquiring commercial properties, with a focus on properties in Los Angeles County in need of environmental remediation.  The Company also distributes a variety of consumer products, including vaping equipment and supplies, and balance scooters. As of March 31, 2016, inventory was comprised almost entirely of vaping products.  After March 31, 2016, the Company began marketing 4K LED flat screen televisions and other consumer products under the Crown Laboratory trademark.  We also develop and market Chinese herbal and other remedies in the People’s Republic of China, but have not enjoyed sales from this activity. During the three months ended March 31, 2016, we had revenues of $1,062,916, which primarily related to the sale of vaping equipment and balance scooters, and incurred a gross loss of $96,326, as the Company liquidated some scooters at a loss following adverse publicity regarding alleged safety issues with the scooter industry. No complaints or problems were received with respect to the Company’s products. Sales returns after March 31, 2016 were minimal.  No one customer accounted for more than 10% of gross sales for the 2016 period. We had no revenues or gross profit during the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, we had rent expenses from a related party of $147,692 for both periods. During the three months ended March 31, 2016 and 2015, selling, general and administrative (SG&A) expenses were $30,773 and $11,088, respectively. During the three months ended March 31, 2016, other income and expense consisted of interest expense of $15,058 and rental income of $15,000. During the three months ended March 31, 2016 and 2015, we had a net loss of $274,849 and $158,780, respectively.

Results of Operations for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015

During the nine months ended March 31, 2016, we had revenues of $2,597,752, which primarily related to the sale of vaping equipment and balance scooters, and incurred a gross loss of $30,281, as the Company liquidated some scooters at a loss following adverse publicity regarding alleged safety issues with the scooter industry. No complaints or problems were received with respect to the Company’s products. Sales returns after March 31, 2016 were minimal.  No one customer accounted for more than 10% of gross sales for the 2016 period. We had no revenues or gross profit during the nine months ended March 31, 2015. During the nine months ended March 31, 2016 and 2015, we had rent expenses from a related party of $443,077 for both periods. During the nine months ended March 31, 2016 and 2015, selling, general and administrative expenses were $614,886 and $34,117, respectively. SG&A expenses during the nine months ended March 31, 2016 were significantly higher than during the same period in 2015 due to the fair value of common stock issued for services in fiscal 2016 in the amount of $525,000. During the nine months ended March 31, 2016, other income and expense consisted of interest expense of $39,916 and rental income of $45,300. During the nine months ended March 31, 2016 and 2015, we had a net loss of $1,082,860 and $477,194, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the nine months ended March 31, 2016

Cash flows used in operating activities

During the nine months ended March 31, 2016, the Company had cash flows used in operating activities of $474,645 compared to $50,117 of cash used in operating activities during the nine months ended March 31, 2015. The reasons for the increase in cash used in operating activities in the amount of $424,528 was due mainly to our net loss of $1,082,860 during the nine months ended March 31, 2016, compared to a net loss of $477,194 during the same period in 2015, and the increase in inventories of $184,779, offset by the issuance of stock issued for services of $525,000.

Cash flows provided by financing activities

During the nine months ended March 31, 2016, we had proceeds from a note payable from a related party of $500,000. We also received advances from a related party in the amount of $34,977 and repaid advances from that related party of $71,262.

Financial Position

As of March 31, 2016, we had $15,346 in cash, working capital of $110,148 and an accumulated deficit of $2,070,730.

As of June 30, 2015, we had $24,276 in cash, negative working capital of $456,986 and an accumulated deficit of $997,812.

As of March 31, 2016 and June 30, 2015, $34,977 and $71,262, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and are due on demand.

As of March 31, 2016 and June 30, 2015, a loan of $10,000 due to Mr. Hooper is due on demand and bears interest at 4%.

In August 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to the Company. The loan accrues interest at 12% per annum and is secured by essentially all assets of the Company.  The unpaid principal and all accrued but unpaid interest is due and payable on or before July 31, 2017. As of March 31, 2016, $500,000 of principal and $16,916 of accrued interest was owed on the note.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CROWN MARKETING

Dated: October 3, 2016	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)