Form 10-K
period 2016-06-30
CROWN MARKETING
filed 2016-12-16
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of December 7, 2016 was 20,236,021,800.

FORM 10-K For the Year Ended June 30, 2016

INDEX

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

Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Okra Energy and Crown Laboratory. Intercompany transactions and accounts have been eliminated in consolidation.

Our Business

Crown Marketing is a United States-based publicly traded company, ticker symbol CWNM. Our goal is to grow not only internally, but by acquisition of growth companies which we believe will generate above-average returns on capital. Currently, we have one operating division.

Crown Laboratory Inc. develops and markets consumer products, both wholesale and also through our online store, www.crownoutlet.com. Crown Outlet is not an ordinary online store. It includes Crown Labs’ own brand of quality products, including 32-65” HD 4K flat screen televisions, energy-saving light bulbs, HDTV smart boxes, a line of super-lightweight portable battery chargers, and our own patent-pending cell phone holder. Crown Laboratory is constantly seeking new products to offer to its customers at unbelievably low prices. Crown Laboratory’s low prices are possible because we sell factory-direct. Now offering products to North American customers, Crown Outlet is expanding abroad as well. .

Okra Energy Inc. is primarily engaged in research and development of sustainable energy solutions.

We recently formed a new division, Italiano for fashion footwear and apparel, and plan to form a subsidiary under the name “Italiano, Inc.”  We expect to introduce new men’s, women’s and youth lines for this label.

Our historical business was in Southern California real estate. Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

We have adopted a strategy of growth through acquisitions in part due to the difficulty many growing companies have in coping with the challenges of growth. These challenges include access to capital and organizational resources, which Crown Marketing believes we have available due to our status as a public company and our managerial experience.

Because we are ourselves a smaller company, we plan to focus on acquisitions of small to medium sized enterprises which appear to be ready to grow. We don’t plan to issue cash dividends in the near future. Management acknowledges that there are risks to every business, and will seek to plan for those risks. One of the strategies we hope to employ to lessen risk is to diversify our holdings among a variety of industries.

We believe that it is a mistake to enter into an acquisition based on the accounting treatment of a potential transaction. The focus, we believe, should be on the potential intrinsic value: the discounted value of cash that can be taken out of one of our acquisitions. Our goal is long-term value for stockholders.

Crown Laboratory looks for good quality consumer products at fantastic prices—the products that YOU use every day. We are small now, but growing.  Most importantly, we have a great team that really wants to grow the company. We don’t have fancy offices. We work out of a warehouse in beautiful El Monte, east of Los Angeles.  Our overhead is low. The savings are passed on to you.

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

Competition

The company competes with other companies that sell consumer products, such as vaping equipment and balance scooters, along with other consumer products. Our new Italiano brand will compete against companies with far more resources in the fashion footwear and apparel markets.

ITEM 1A.  RISK FACTORS

 This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 2.  PROPERTIES

Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “CWNM”.  There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2016.  The last sale price of our common stock on December 7, 2016 was $0.0060 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2016 and 2015, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2016	First Quarter	$0.0090	$0.0050
	Second Quarter	$0.0065	$0.0040
	Third Quarter	$0.0061	$0.0040
	Fourth Quarter	$0.0055	$0.0038

2015	First Quarter	$0.0180	$0.0110
	Second Quarter	$0.0270	$0.0045
	Third Quarter	$0.0231	$0.0140
	Fourth Quarter	$0.0198	$0.0080

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

Holders

As of December 7, 2016, there were approximately 101 shareholders of record holding 20,236,021,800 shares of common stock.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2016.   This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2016

None

Performance Graphic

 This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in 2016

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

Critical Accounting Policies and Estimates

Revenues

In the year ended June 30, 2016, we derived our revenue primarily from the sale of balance scooters and vaping equipment.  The Company also markets Chinese herbal and other remedies in the People’s Republic of China, but has not sold any of these products in China as of June 30, 2016. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

In the fourth quarter of fiscal 2016, the Company entered into agreements with certain of its vendors in which the Company agreed to sell the vendor’s products on a consignment basis. The Company accounted for the revenues on a net basis based on the guidance of ASC 605-45, as the Company acted as an agent under the consignment agreements. The Company recognized revenue under these agreements when they shipped the vendor’s products to their customers and recognized a 2.5% fee, per the agreements, on the date of shipment.

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

Operating Lease

Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

Results of Operations for year ended June 30, 2016 compared to the year ended June 30, 2015.

Sales and Cost of Goods Sold

Sales for the years ended June 30, 2016 and 2015 was $3,174,270 and $43,370, respectively. The increase of $3,130,900 was primarily due to the sales of vaping equipment and balance scooters in the Laboratory segment in 2016.

Cost of goods sold for the years ended June 30, 2016 and 2015, was $2,958,763 and $59,311, respectively. Gross profit for the year ended June 30, 2016 was $215,507 and the gross loss for the year ended June 30, 2015 was $15,941. The gross profit increase of $231,448 in 2016 was primarily due to the increase in revenue and generating a gross profit margin primarily from the balance scooter sales.

Rent Expense – Related Party

Rent expense – Related Party for the years ended June 30, 2016 and 2015 was $590,769 for both years. See the description of the Company’s operating lease for more details relating to this rent expense.

Research and Development Expenses

Research and development (“R&D”) expenses for the year ended June 30, 2016 was $122,680. There were no R&D expenses for the year ended June 30, 2015. The R&D expenses in 2016 primarily related to research activities for the future development and sale of televisions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the years ended June 30, 2016 and 2015 was $643,278 and $53,384, respectively. The increase in SG&A expenses of $589,894 in 2016 primarily related to stock based compensation of $525,000 recorded in 2016 for a stock award given to a consultant for services provided to the Company in 2016.

Net Loss

Our net loss for the years ended June 30, 2016 and 2015 was $1,150,895 and $660,094, respectively. The increase in net loss of $490,801 in 2016 was due to the increase in R&D expenses of $122,680 and the increase in SG&A expenses of $589,894, primarily related to stock based compensation, offset by the increase in gross profit of $231,448.

Liquidity and Capital Resources

Cash and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the year ended June 30, 2016, the Company incurred a net loss of $1,150,895 and used cash to fund operating activities of $485,322, and at June 30, 2016, had a shareholders’ deficit of $1,093,265.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the year ended June 30, 2016 were primarily met by a note payable of $500,000 from a company owned by our majority shareholder.   As of June 30, 2016, we had a cash balance of $4,669.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2017.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.

In June 2015, the Company borrowed $10,000 from Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder. The note payable bears interest at 4% per annum, is unsecured and is due on demand. In August, 2015, the Company borrowed $500,000 from Temple. The note payable bears interest at 12% per annum, is secured by essentially all assets of the Company and is due on July 31, 2017.

As of June 30, 2016 and 2015, $34,977 and $71,262, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

During the year ended June 30, 2016, the Company’s Board of Directors authorized the creation of a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred Stock (the “Series A”). During the year ended June 30, 2016, the Company issued 500,000 shares of its Series A to Temple in satisfaction of $500,000 of accrued rent. The Company plans to issue the remaining 500,000 authorized shares of its Series A preferred stock to Temple in 2017 in satisfaction of additional accrued rent.

Comparison of years ended June 30, 2016 and 2015

As of June 30, 2016, we had $4,669 in cash, working capital of $74,864 and an accumulated deficit of $2,143,265.

As of June 30, 2015, we had $24,276 in cash, negative working capital of $456,986 and an accumulated deficit of $997,812.

Cash flows used in operating activities

During the year ended June 30, 2016, the Company used cash flows in operating activities of $485,322 compared to $69,324 used in the year ended June 30, 2015. The reasons for the increase in cash used in operating activities was due mainly to the increase in the Company’s net loss of $485,201 and advances to suppliers of $242,760, offset by the increase in stock based compensation of $525,000.

Cash flows provided by investing activities

During the year ended June 30, 2016, we sold our shares of common stock in Crown Mobile for $25,000.

Cash flows provided by financing activities

During the year ended June 30, 2016, we had proceeds from a note payable – related party of $500,000. We also received proceeds from advances from a related party in the amount of $34,977. We used cash from financing activities to repay advances to the related party of $71,262 and to pay accrued interest of $23,000 on the note payable. During year ended June 30, 2015, we had proceeds from a note payable – related party of $10,000, proceeds from advances from a related party of $62,600 and capital proceeds from a non-controlling interest of $21,000.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent registered public accounting firm for the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016.

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Code of Ethics

Crown Marketing has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2016.  Crown Marketing intends to adopt a code of ethics during calendar 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Crown Marketing's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Crown Marketing with copies of all Section 16(a) forms they file.  During the year ended June 30, 2016, Crown Marketing believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, Crown Marketing does not believe that such individuals purchased or sold any Crown Marketing Common Stock during 2016.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer in the years ended June 30, 2016 and 2015 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jay HooperChief Executive/Chief Financial Officer	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

Our directors currently serve without compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this Report the outstanding common stock of Crown Marketing owned of record or beneficially by each person who owned of record, or was known by Crown Marketing to own beneficially, more than 5% of Crown Marketing’s 20,056,021,800 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group:

CERTAIN BENEFICIAL OWNERS
Name	Office	Amount and nature of beneficial owner (1)	Percent of class

Jay Hooper	CEO, CFO, Director	16,155,746,000	80.60%

All officer and directors as a group (1 person)	N/A	16,155,746,000	80.60%

(1)

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2016 and 2015, the Company had accrued rent payable of $120,000 and $400,000, respectively, due to a limited liability company controlled by the Company’s President and majority shareholder, Mr. Jay Hooper, which represented amounts due on an operating lease.

As of June 30, 2016 and 2015, $34,977 and $71,262 was due the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.

As of June 30, 2016 and 2015, a note payable in the amount of $10,000 was due to a limited liability company controlled by the Company’s President and majority shareholder, Mr. Jay Hooper.  The note bears interest at 4% per annum, is unsecured and is due on demand.

As of June 30, 2016 and 2015, a note payable in the amount of $500,000 was due to a limited liability company controlled by the Company’s President and majority shareholder, Mr. Jay Hooper. The note bears interest at 12% per annum, is secured by a security agreement and is due on July 31, 2017.

Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease. The Company recognizes rent expense on a straight-line basis over the entire lease period. During the years ended June 30, 2016 and 2015, the Company recorded $590,769 of rent expense for each period, respectively. As of June 30, 2016 and June 30, 2015, the Company recorded a deferred lease obligation of $636,154 and $535,384, respectively. In August, 2015, the lease was assigned to and assumed by Crown Laboratory, Inc. As of June 30, 2016 and June 30, 2015, the Company owed $120,000 and $400,000, respectively, under this lease obligation. During the year ended June 30, 2016, the Company issued 500,000 shares of its Series A Preferred Stock to Temple CB in satisfaction of $500,000 of accrued rent (see Note 4).

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Crown Marketing and Subsidiaries annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $33,500 for fiscal year ended 2016 and $21,000 for fiscal year ended 2015.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2016 and 2015.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2016 and 2015.

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

2.   Agreement and Plan of Reorganization

2.1  Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013.(4)

3.  Certificate of Incorporation and Bylaws

3.1.  Articles of Incorporation (1)*

3.2   Articles of Merger (2)

3.3   Bylaws(1)

3.4   Amended and Restated Articles of Incorporation, as filed June 24, 2016(5)

3.5   Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016(5)

10.  Material Contracts

10.1  Promissory Note to Strategic Global Resources, Ltd. (3)

10.2  Promissory Note to Farrington Pharmaceuticals, LLC (3)

10.3   Lease Agreement between Okra Energy, Inc. and Temple CB, LLC (4)

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

CROWN MARKETING

Date: December 15, 2016	/s/ Jay Hooper
Jay Hooper, Chief Executive Officer, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2016	/s/ Jay Hooper
Jay Hooper, Chief Executive Officer, Chief Financial Officer, Secretary and Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Crown MarketingEl Monte, California

We have audited the consolidated balance sheets of Crown Marketing and Subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended June 30, 2015, were audited by other auditors; whose report dated October 13, 2015, express an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Marketing and its Subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, California

December 16, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Crown MarketingEl Monte, California

We have audited the consolidated balance sheet of Crown Marketing and Subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Marketing and its Subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for the year ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California

October 13, 2015

Crown Marketing and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$4,669	$24,276
Accounts receivable	2,032	--
Advances to suppliers	242,760	--
TOTAL CURRENT ASSETS	$249,461	$24,276

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,020	$--
Due to related party	5,600	--
Accrued rent - related party	120,000	400,000
Advances - related party	34,977	71,262
Notes payable - related parties	10,000	10,000
TOTAL CURRENT LIABILITIES	174,597	481,262

Deferred lease obligations - related party	636,154	535,384
Note payable and accrued interest - related party	531,975	--
TOTAL LIABILITIES	1,342,726	1,016,646

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 1,000,000 shares authorized;
Series A voting preferred stock, 500,000 shares issued and outstanding	500,000	--
Common stock, no par value, unlimited shares authorized;
20,056,021,800 and 19,981,021,800 shares issued and outstanding, respectively	--	--
Additional paid-in capital	550,000	--
Accumulated deficit	(2,143,265)	(997,812)
Total Shareholders' Deficit of Crown Marketing	(1,093,265)	(997,812)

Non-controlling interest	--	5,442
TOTAL SHAREHOLDERS' DEFICIT	(1,093,265)	(992,370)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$249,461	$24,276

The accompanying notes are an integral part of these consolidated financial statements.

Crown Marketing and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2016	2015

Sales	$3,174,270	$43,370

Cost of goods sold	2,958,763	59,311

Gross profit (loss)	215,507	(15,941)

Selling, general and administrative expenses:
Rent expense - related party	590,769	590,769
Research and development expenses	122,680	--
Selling, general and administrative expenses	643,278	53,384
Total selling, general and administrative expenses	1,356,727	644,153

Loss from operations	(1,141,220)	(660,094)

Other income (expense)
Interest expense, related party	(54,975)	--
Rental income	45,300	--
	(9,675)	--

NET LOSS	(1,150,895)	(660,094)

Net loss attributable to non-controlling interest	(9,942)	(15,558)

NET LOSS ATTRIBUTABLE TO CROWN
MARKETING COMMON SHAREHOLDERS	$(1,140,953)	$(644,536)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,049,446,458	19,981,021,800

The accompanying notes are an integral part of these consolidated financial statements.

Crown Marketing and Subsidiaries
Consolidated Statements of Shareholders' Deficit

	Preferred Stock		Common Stock		Additional	Accumulated	Total Crown	Non-Controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Marketing Deficit	Interest	Total

Balance, June 30, 2014	--	$--	19,981,021,800	$0	$0	$(353,276)	$(353,276)	$--	$(353,276)

Capital proceeds from non-controlling interest	--	--	--	--	---	--	--	21,000	21,000

Net loss for the year ended June 30, 2015	--	--	--	--	--	(644,536)	(644,536)	(15,558)	(660,094)

Balance, June 30, 2015	--	--	19,981,021,800	--	--	(997,812)	(997,812)	5,442	(992,370)

Issuance of redeemable, convertible
Series A preferred stock	500,000	500,000	--	--	--	--	500,000	--	500,000

Fair value of shares issued for services	--	--	75,000,000	--	525,000	--	525,000	--	525,000

Sale of Crown Mobile shares	--	--	--	--	25,000	--	25,000	--	25,000

Reclassification of non-controlling interest	--	--	--	--	--	(4,500)	(4,500)	4,500	--

Net loss for the year ended June 30, 2016	--	--	--	--	--	(1,140,953)	(1,140,953)	(9,942)	(1,150,895)

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$--	$550,000	$(2,143,265)	$(1,093,265)	$0	$(1,093,265)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Marketing and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,150,895)	$(660,094)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for services	525,000	--
Accrued interest due to related party	54,975	--
Changes in operating Assets and Liabilities:
Accounts receivable	(2,032)	--
Accounts payable	4,020	--
Due to related party	5,600
Advances to suppliers	(242,760)	--
Accrued rent payable - related party	220,000	370,000
Deferred lease obligations - related party	100,770	220,770
Net cash used in operating activities	(485,322)	(69,324)

Cash Flows from Investing Activities
Sale of Crown Mobile common stock	25,000	--
Net cash provided by investing activities	25,000	--

Cash Flows from Financing Activities
Proceeds from note payable - related party	500,000	10,000
Capital proceeds from non-controlling interest	--	21,000
Repayment of accrued interest - related party	(23,000)	--
Advances from related party	34,977	62,600
Repayment of advances from related party	(71,262)	--
Net cash provided by financing activities	440,715	93,600

Net increase (decrease) in cash	(19,607)	24,276

Cash beginning of year	24,276	--
Cash end of year	$4,669	$24,276

Interest paid	$--	$--
Taxes paid	$--	$--

Non-cash transactions
Issuance of preferred stock to pay
accrued rent payable - related party	$500,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS

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

Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

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

After June 30, 2016, we formed a new division, Italiano for fashion footwear and apparel, and plan to form a subsidiary under the name “Italiano, Inc.”  We expect to introduce new men’s, women’s and youth lines for this label.

In March 2015, the Company also began a joint venture, Crown Mobile, in which the Company owned a 50% interest. Crown Mobile is a MVNO (mobile virtual network operator) and markets Crown Mobile prepaid mobile telephone service using T-Mobile’s wireless network. Crown Mobile intends to offer ancillary services such as a proprietary debit card. The Company disposed of its interest in Crown Mobile during the quarter ended December 31, 2015.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the year ended June 30, 2016, the Company incurred a net loss of $1,150,895 and used cash to fund operating activities of $485,322, and at June 30, 2016, had a shareholders’ deficit of $1,039,265.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the year ended June 30, 2016 were primarily met by a note payable of $500,000 from a company owned by our majority shareholder.   As of June 30, 2016, we had a cash balance of $4,669.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2017.  We will require approximately $1 million and up to 12 months to complete remediation and building refit prior to being able to re-lease our warehouse space to customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Okra Energy and Crown Laboratory. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Advances from related party reported in June 30, 2015 as cash flows from operating expenses have been reclassified to cash flows from financing activities to conform to the current period presentation.

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

Advances to Suppliers

For certain vendors in which the Company agreed to sale its products on a consignment basis, the Company is required to make payments once the inventory is received, the Company records it as advances to suppliers since the title has not been transferred to the Company. Advances to suppliers were $242,760 at June 30, 2016. There were no advances to suppliers at June 30, 2015.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues

In the year ended June 30, 2016, we derived our revenue primarily from the sale of balance scooters and vaping equipment.  The Company also markets Chinese herbal and other remedies in the People’s Republic of China, but has not sold any of these products in China as of June 30, 2016.  The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

In the fourth quarter of fiscal 2016, the Company entered into agreements with certain of its vendors in which the Company agreed to sell the vendor’s products on a consignment basis. The Company accounted for the revenues on a net basis based on the guidance of ASC 605-45, as the Company acted as an agent under the agreements. The Company recognized revenue under these consignment agreements when they shipped the vendor’s products to their customers and recognized a 2.5% fee, per the agreements, on the date of shipment. The gross and net sales relating to the agreements during the year ended June 30, 2016 were $81,306 and $2,033, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2016 and 2015, as there are no potential shares outstanding that would have a dilutive effect.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2016 and 2015.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

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

Segment Information

At June 30, 2016, the Company had one reportable operating segment.

Okra Energy Inc. is primarily engaged in research and development of sustainable energy solutions. The Okra Energy subsidiary did not have any operations during the years ended June 30, 2016 and 2015.

The Laboratory segment sells vaping equipment and balance scooters, along with other products, and also develops and markets Chinese herbal and other remedies in the People’s Republic of China.

In June 2016, the Company, through its new Italiano division, entered into an agreement with an individual to acquire the entire right, title and interest in and to certain U.S. trademarks and services marks. As consideration for the assignment, the Company issued 100,000,000 shares of its common stock to the individual. The Company is still in process of forming a corporation to operate this division.

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

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information (Continued)

Summarized financial information by segment for the year ended June 30, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows:

	Mobile	Laboratory	Consolidated
Sales	$4,876	$3,169,394	$3,174,270
Cost of sales	5,543	2,953,220	2,958,763
Gross profit (loss)	(667)	216,174	215,507

Rent expense-related	-	590,769	590,769
Stock issued for services	-	525,000	525,000
Research and development	-	122,680	122,680
Selling, general and administrative	19,218	99,060	118,278

Loss from operations	$(19,885)	$(1,121,335)	$(1,141,220)

For the year ended June 30, 2016, four customers individually accounted for 10% or more of total sales, combining for 51% of total sales. The top five customer during the year ended June 30, 2016 accounted for 60% of total sales. For the year ended June 30, 2015, no customers accounted for 10% or more of total sales. During the year ended June 30, 2016, the Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales in the United States. For the year ended June 30, 2015, there were two segments. The Laboratory segment recorded rent expense (related party) of $590,769 and selling, general, and administrative expenses of $38,209. The Mobile segment recorded revenues of $43,370, cost of goods sold of $59,311 and selling, general, and administrative expenses of $4,897.

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

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

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

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable

Notes payable to related parties were as follows at June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015

Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$531,975	$-
Note payable to Jay Hooper, due on demand, interest at 4% per annum	10,000	10,000
	541,975	10,000
Less: current portion	(10,000)	(10,000)
Notes payable, non-current portion	$531,975	$-

Advances

As of June 30, 2016 and 2015, $34,977 and $71,262, respectively, was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

Lease Obligation

Through its subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

The lease commenced December 2, 2013, terminates May 31, 2020, and requires monthly lease payments of $30,000 beginning June 1, 2014. The monthly lease payment increases to $40,000 on June 1, 2015, $50,000 on June 1, 2016, $60,000 on June 1, 2017, and $70,000 on June 1, 2019. The lease includes a period of free rent from December 2, 2013 to May 31, 2014. The lease is an operating lease. The Company recognizes rent expense on a straight-line basis over the entire lease period. During the years ended June 30, 2016 and 2015, the Company recorded $590,769 of rent expense for each period. As of June 30, 2016 and June 30, 2015, the Company recorded a deferred lease obligation of $636,154 and $535,384, respectively. In August, 2015, the lease was assigned to and assumed by Crown Laboratory, Inc. As of June 30, 2016 and June 30, 2015, the Company owed $120,000 and $400,000, respectively, under this lease obligation. During the year ended June 30, 2016, the Company issued 500,000 shares of its Series A Preferred Stock to Temple CB in satisfaction of $500,000 of accrued rent (see Note 4).

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Party

During the year ended June 30, 2016, the Company used contract labor services provided by Temple CB totaling $10,000. Total payments made to Temple CB for the services during the year ended June 30, 2016 were $4,400. As of June 30, 2016, a total of $5,600 was owed to Temple CB. There were no amounts owed to Temple CB for contract services during the year ended June 30, 2015.

NOTE 4 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

During the year ended June 30, 2016, the Company’s Board of Directors authorized the creation of a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred Stock (the “Series A”). The Series A is entitled to a dividend of 4%, when and as declared, and is entitled to a liquidation preference of $1 per share plus unpaid dividends. The Series A is redeemable at the option of the Company at any time, in whole or in part, at a price of $1.00 per share, plus 4% per annum thereupon from the date of issuance (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Series A shall be entitled to a preferential amount equal to the Stated Value, prior to the holders of common stock receiving any distribution. Each share of Series A is automatically converted on the Conversion Date into a number of shares of common stock of the Company at the initial conversion rate (the “Conversion Rate”), which shall be the Stated Value as of the date of conversion divided by the Market Price. The Market Price for purposes of this Section 5 shall be equal to the average closing sales price of the Common Stock over the 5 previous trading days.

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

During the year ended June 30, 2016, the Company issued 500,000 shares of its Series A to Temple CB, a single member LLC owned by the Company’s majority shareholder, in satisfaction of $500,000 of accrued rent (see Note 3). The Company plans to issue the remaining 500,000 authorized shares of its Series A preferred stock to Temple CB in 2017 in satisfaction of additional accrued rent.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 5 – SHAREHOLDERS’ DEFICIT

During the year ended June 30, 2016, the Company issued 75,000,000 shares of common stock to a consultant, which was valued at $525,000 based on the closing price of the Company’s common stock on the date of the grant, and included in selling, general, and administrative expenses. In July 2016, the Company entered into a settlement agreement under which the consultant agreed to return the shares to the Company in exchange for a cash payment (see Note 7).

During the year ended June 30, 2016, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

NOTE 6 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile. During the year ended June 30, 2016, the Company disposed of its interest in Crown Mobile. Crown Mobile was in the business of selling mobile phones and sim cards and generated revenues of $4,876 during the year ended June 30, 2016, respectively. The Company owned 50% of the joint venture while two other owners owned 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company has a controlling financial interest and directed the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. On December 15, 2015, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

For the Year Ended June 30, 2016
Beginning balance, June 30, 2015	$5,442
Net loss attributable to non-controlling interest	(9,942)
Reclassification of non-controlling interest	4,500
Ending balance, June 30, 2016	$-

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 7 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of June 30, 2016, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2016 and 2015 as follows:

	June 30, 2016	June 30, 2015

Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance for deferred tax assets	(40.0)%	(40.0)%

Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015

Stock based compensation	$210,000	$-
Net operating loss carryforwards	647,306	400,000
Less: Valuation allowance	(857,306)	(400,000)

Net deferred tax assets	$-	$-

As of June 30, 2016, the Company had federal and California income tax net operating loss carryforwards of approximately $2.0 million. These net operating losses will begin to expire 20 years from the date the tax returns will be filed. Currently, no tax returns have been filed for the Company, but the Company believes no taxes will be due because of the operating losses.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 8 –SUBSEQUENT EVENTS

In July 2016, the Company and Temple CB agreed to terminate their lease agreement.

In July 2016, the Company entered into a settlement agreement with a party who had received 75,000,000 shares under the Company’s Form S-8. The agreement provides for the return of these shares upon payment of $17,500 to the consultant. The payment has not yet been made and the share certificate is in escrow pending payment.

In June 2016, the Company, through a new division which will be incorporated as Italiano, Inc., entered into an agreement with an individual to acquire the entire right, title and interest in and to certain U.S. trademarks and services marks. As consideration for the assignment, the Company issued 100,000,000 shares of its common stock to the individual in October 2016.

In August 2016, the Company filed an amendment to its Articles of Incorporation to increase the number of authorized shares of Series A Preferred Stock from 1,000,000 to 10,000,000.

In October 2016, the holder of the Company’s 500,000 shares of outstanding Series A preferred stock, Temple CB, presented a Notice of Conversion to the Company, which obligated the Company to issue 80,000,000 shares of its common stock to Temple CB in exchange for the 500,000 shares of the preferred stock.