Form 10-Q
period 2016-09-30
CROWN MARKETING
filed 2017-01-04
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of December 30, 2016 was 20,236,021,800.

CROWN MARKETING AND SUBSIDIARIES

SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		4

ITEM 1	Condensed Consolidated Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4	Controls and Procedures	18

PART II – OTHER INFORMATION		17

ITEM 1	Legal Proceedings	19
ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3	Defaults Upon Senior Securities	19

ITEM 4	Mine Safety Disclosures	19

ITEM 5	Other Information	19

ITEM 6	Exhibits	19

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

Crown Marketing and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,579	$4,669
Accounts receivable	11,608	2,032
Advances to suppliers	235,080	242,760
TOTAL CURRENT ASSETS	$254,267	$249,461

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,320	$4,020
Due to related party	600	5,600
Accrued rent - related party	120,000	120,000
Advances - related party	34,977	34,977
Notes payable - related parties	10,000	10,000
Note payable and accrued interest - related party	547,198	--
Short-term loans payable	49,250	--
TOTAL CURRENT LIABILITIES	769,345	174,597

Deferred lease obligation - related party	--	636,154
Note payable and accrued interest - related party	--	531,975
TOTAL LIABILITIES	769,345	1,342,726

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized;
Series A voting preferred stock, 500,000 shares issued and outstanding	500,000	500,000
Common stock, no par value, unlimited shares authorized;
20,056,021,800 shares issued and outstanding	--	--
Additional paid-in capital	1,186,154	550,000
Accumulated deficit	(2,201,232)	(2,143,265)
TOTAL SHAREHOLDERS' DEFICIT	(515,078)	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$254,267	$249,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2016	2015
	(Unaudited)

Sales	$26,376	$73,902

Cost of goods sold	16,488	60,629

Gross profit	9,888	13,273

Selling, general and administrative expenses:
Rent expense (related party in 2015)	20,786	147,692
Selling, general and administrative expenses	31,846	548,968
Total selling, general and administrative expenses	52,632	696,660

Loss from operations	(42,744)	(683,387)

Other expenses
Interest expense, related party	(15,223)	(9,634)
	(15,223)	(9,634)

NET LOSS	(57,967)	(693,021)

Net loss attributable to non-controlling interest	--	(3,415)

NET LOSS ATTRIBUTABLE TO CROWN
MARKETING COMMON SHAREHOLDERS	$(57,967)	$(689,606)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,056,021,800	20,029,119,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$--	$550,000	$(2,143,265)	$(1,093,265)

Gain on termination of deferred lease obligation - related party	--	--	--	--	636,154	--	636,154

Net income for the three months ended September 30, 2016	--	--	--	--	--	(57,967)	(57,967)

Balance, September 30, 2016 (unaudited)	500,000	$500,000	20,056,021,800	$--	$1,186,154	$(2,201,232)	$(515,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(57,967)	$(693,021)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for services	--	525,000
Accrued interest due to related party	15,223	6,635
Changes in operating Assets and Liabilities:
Accounts receivable	(9,576)	--
Advances to suppliers	7,680	--
Inventories	--	(109,545)
Accounts payable	3,300	5,575
Due to related party	(5,000)	--
Accrued rent payable - related party	--	120,000
Deferred lease obligations - related party	--	27,693
Net cash used in operating activities	(46,340)	(117,663)

Cash Flows from Financing Activities
Proceeds from note payable - related party	--	500,000
Proceeds from short-term loans payable	49,250	--
Advances from related party	--	34,977
Net cash provided by financing activities	49,250	534,977

Net increase in cash	2,910	417,314

Cash beginning of period	4,669	24,276
Cash end of period	$7,579	$441,590

Interest paid	$--	$--
Taxes paid	$--	$--

Non-cash transactions
Gain on termination of deferred lease obligation - related party
recorded as a contribution to additional paid-in capital	$636,154	$--
Issuance of preferred stock to pay
accrued rent payable - related party	$--	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2016, the Company recorded a net loss of $57,967, used cash to fund operating activities of $46,340, and at September 30, 2016, had a shareholders’ deficit of $515,078. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2016 were primarily met by short-term loans payable of $49,250, plus a note payable of $500,000 from a company owned by our majority shareholder during the year ended June 30, 2016.  As of September 30, 2016, we had a cash balance of $7,579.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2017.

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

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues

During the three months ended September 30, 2016, the Company’s revenues partly related to consignment sales. In the fourth quarter of fiscal 2016, the Company entered into agreements with certain of its vendors in which the Company agreed to sell the vendor’s products on a consignment basis. The Company accounts for the revenues on a net basis based on the guidance of ASC 605-45, as the Company acts as an agent under the agreements. The Company recognizes revenue under these consignment agreements when they ship the vendor’s products to their customers and recognize a 2.5% fee, per the agreements, on the date of shipment. The gross and net sales relating to the agreements during the three months ended September 30, 2016 were $383,027 and $9,576, respectively. There was no consignment sales during the three months ended September 30, 2015.

On product sales, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

Advances to Suppliers

For certain vendors in which the Company agreed to sell its products on a consignment basis, the Company is required to make payments once the inventory is received. The Company records it as advances to suppliers since the title has not been transferred to the Company.  Advances to suppliers were $235,080 and $242,760 at September 30, 2016 and June 30, 2016, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2016 and 2015, as there are no potential shares outstanding that would have a dilutive effect.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Segment Information

At September 30, 2016, the Company had one reportable operating segment. The Laboratory segment sells various consumer products and also develops and markets Chinese herbal and other remedies in the People’s Republic of China.

The Company’s subsidiary, Okra Energy Inc., is primarily engaged in research and development of sustainable energy solutions. Okra Energy did not have any operations during three months ended September 30, 2016 and 2015.

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

For the three months ended September 30, 2016, no single customer accounted for 10% or more of sales and the Company had no foreign sales. For the three months ended September 30, 2015, no single customer accounted for 10% or more of sales, but the Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on its financial statements and disclosures.

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

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable

Notes payable to related parties were as follows at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$547,198	$531,975
Note payable to Jay Hooper, due on demand, interest at 4% per annum	10,000	10,000
	557,198	541,975
Less: current portion	(557,198)	(10,000)
Notes payable, non-current portion	$--	$531,975

Advances

As of September 30, 2016 and June 30, 2016, $34,977 was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

Lease Obligation

Through June 30, 2016, the Company, through its subsidiary, Crown Laboratory Inc., leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016. In the future, the Company may plan to lease and sublease the warehouse but will require approximately $1 million and up to 12 months to complete remediation and a building refit prior to being able to re-lease the warehouse building to customers.

The lease was an operating lease and contained escalating rent payments and a period of free rent. The Company recognized rent expense on a straight-line basis over the entire lease period. During the three months ended September 30, 2015, the Company recorded $147,692 of rent expense. During the three months ended September 30, 2016, no rent expense was recorded relating to the lease agreement. As of September 30, 2016 and June 30, 2016, the Company owed $120,000 under this lease obligation.

As of June 30, 2016, the Company recorded a deferred lease obligation of $636,154. During the three months ended September 30, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital on the September 30, 2016 Condensed Consolidated Statement of Shareholders’ Deficit.

During the three months ended September 30, 2016, the Company rented office and warehouse space from a third party company on a month-to-month basis. Rent expense for the three months was $20,786.

Due to Related Party

During the three months ended September 30, 2016, the Company used contract labor services provided by Temple CB totaling $5,000. Total payments made to Temple CB for the services during the three months ended September 30, 2016 were $10,000. As of September 30, 2016 and June 30, 2016, a total of $600 and $5,600, respectively, was owed to Temple CB. The Company did not use contract labor services provided by Temple CB during the three months ended September 30, 2015.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 4 – SHORT-TERM LOANS PAYABLE

During the three months ended September 30, 2016, the Company borrowed $49,250 from three individuals. The loans are interest free, are unsecured and are due on demand. All of the loans were repaid in October 2016.

NOTE 5 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

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

NOTE 6 – SHAREHOLDERS’ DEFICIT

Effective July 1, 2016, the Company agreed to terminate its lease agreement with Temple CB (see Note 3). During the three months ended September 30, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party (Temple CB), the Company recorded the gain as a contribution to Additional Paid-in Capital on the September 30, 2016 Condensed Consolidated Statement of Shareholders’ Deficit.

In July 2016, the Company entered into a settlement agreement with a party who had received 75,000,000 shares under the Company’s Form S-8. The agreement provides for the return of these shares upon payment of $17,500 to the consultant. The payment has not yet been made and the share certificate is in escrow pending payment.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 7 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile. The Company owned 50% of the joint venture while two other owners owned 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company had a controlling financial interest and directed the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. During the three months ended September 30, 2015, the non-controlling interest’s share of the loss of Crown Mobile was $3,415.

On December 15, 2015, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

NOTE 8 –SUBSEQUENT EVENTS

In June 2016, the Company, through a new division which will be incorporated as Italiano, Inc., entered into an agreement with an individual to acquire the entire right, title and interest in and to certain U.S. trademarks and services marks. In October 2016, as consideration for the assignment, the Company issued 100,000,000 shares of its common stock to the individual.

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

Overview of Business

The Company continues to expand its business activities. One of its subsidiaries, Crown Laboratory Inc., has been formed to develop and market consumer products, including the Company’s brand of household good and home electronics under the trademark Crown Laboratory ™ as well as Chinese and other herbal remedies. Initial capitalization of $10,000 was provided by a loan from an entity controlled by the Company’s President. The loan is due on demand and bears interest at 4%. We expect to require additional funding for this business segment and have already commenced obtaining FDA approval for our products. In August, 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to Crown Laboratory.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2016, the Company recorded a net loss of $57,967, used cash to fund operating activities of $46,340, and at September 30, 2016, had a shareholders’ deficit of $515,078. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2016 were primarily met by short-term loans payable of $49,260, plus a note payable of $500,000 from a company owned by our majority shareholder during the year ended June 30, 2016.   As of September 30, 2016, we had a cash balance of $7,579.  Our majority shareholder is providing all of our working capital and will continue to do so until at least June 30, 2017.  Due to our limited operating history, we believe that we will need to sell common equity to raise the required funds. We have no arrangement or understanding pursuant to which we might obtain such funding.

Critical Accounting Policies and Estimates

Revenues

During the three months ended September 30, 2016, the Company’s revenues partly related to consignment sales. In the fourth quarter of fiscal 2016, the Company entered into agreements with certain of its vendors in which the Company agreed to sell the vendor’s products on a consignment basis. The Company accounts for the revenues on a net basis based on the guidance of ASC 605-45, as the Company acts as an agent under the agreements. The Company recognizes revenue under these consignment agreements when they ship the vendor’s products to their customers and recognize a 2.5% fee, per the agreements, on the date of shipment. The gross and net sales relating to the agreements during the three months ended September 30, 2016 were $383,027 and $9,576, respectively. There was no consignment sales during the three months ended September 30, 2015.

On product sales, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

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

Results of Operations

Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

During the three months ended September 30, 2016, we had revenues of $26,376, which primarily related to sales of consumer products and consignment sales of certain of its vendor’s products. During the three months ended September 30, 2015, we had revenues of $73,902, which primarily related to the sales of alfalfa and computer products. During the three months ended September 30, 2016, we had rent expenses of $20,786 to a non-related party company. During the three months ended September 30, 2015, we had rent expenses from a related party of $147,692. During the three months ended September 30, 2016 and 2015, selling, general and administrative expenses were $31,846 and $548,968, respectively. SG&A expenses during the three months ended September 30, 2015 were significantly higher than during the same period in 2016 due to the fair value of common stock issued for services during the 2015 quarter in the amount of $525,000. During the three months ended September 30, 2016 and 2015, other expenses consisted of interest expense to a related party of $15,223 and $9,634, respectively. During the three months ended September 30, 2016, we had a net loss of $57,967. During the three months ended September 30, 2015, we had a net loss of $693,021, which primarily related to the fair value of common stock issued for services in the amount of $525,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the three months ended September 30, 2016

Cash flows used in operating activities

During the three months ended September 30, 2016, the Company had cash flows used in operating activities of $46,340 compared to $117,663 of cash used in operating activities during the three months ended September 30, 2015. The reasons for the decrease in cash used in operating activities was due mainly to our net loss of $57,967 during the three months ended September 30, 2016, compared to a net loss of $693,021 during the same period in 2015.

Cash flows provided by financing activities

During the three months ended September 30, 2016, we had proceeds from short-term loans payable of $49,250. During the three months ended September 30, 2015, we had proceeds from notes payable from a related party of $500,000. We also received advances from a related party in the amount of $34,977.

Financial Position

As of September 30, 2016, we had $7,579 in cash, negative working capital of $515,078 and an accumulated deficit of $2,201,232.

As of June 30, 2016, we had $4,699 in cash, working capital of $74,864 and an accumulated deficit of $2,143,265.

As of September 30, 2016 and June 30, 2016, $34,977 was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and are due on demand.

As of September 30, 2016 and June 30, 2015, a loan of $10,000 due to Mr. Hooper is due on demand and bears interest at 4%.

In August 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to the Company. The loan accrues interest at 12% per annum and is secured by essentially all assets of the Company.  The unpaid principal and all accrued but unpaid interest is due and payable on or before July 31, 2017. As of September 30, 2016, $500,000 of principal and $47,198 of accrued interest was owed on the note.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of CEO and CFO. Filed herewith.

32.1

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

CROWN MARKETING

Dated: January 4, 2017	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)