Form 10-Q
period 2016-12-31
CROWN MARKETING
filed 2017-02-21
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of December 31, 2016 was 20,236,021,800.

CROWN MARKETING AND SUBSIDIARIES

DECEMBER 31, 2016

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

BALANCE SHEET

Crown Marketing and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,057	4,669
Other current assets under discontinued operations	73,585	244,792
TOTAL CURRENT ASSETS	$77,642	$249,461

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Current liabilities under discontinued operations	$783,419	$174,597
TOTAL CURRENT LIABILITIES	783,419	174,597

Long-term liabilities under discontinued operations	--	1,168,129

TOTAL LIABILITIES	783,419	1,342,726

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized;
Series A voting preferred stock, zero and 500,000 shares issued and outstanding	--	500,000
Common stock, no par value, unlimited shares authorized;
20,236,021,800 and 20,056,021,800 shares issued and outstanding	--	--
Additional paid-in capital	2,356,154	550,000
Accumulated deficit	(3,061,931)	(2,143,265)
TOTAL SHAREHOLDERS' DEFICIT	(705,777)	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$77,642	$249,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	$(860,699)	$(114,990)	$(918,666)	$(808,011)

NET LOSS	$(860,699)	$(114,990)	$(918,666)	$(808,011)

Net loss attributable to non-controlling interest	0	(4,673)	0	(8,088)

NET LOSS ATTRIBUTABLE TO CROWN	$(860,699)	$(110,317)	$(918,666)	$(799,923)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$(0)	$(0)	$(0)	$(0)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	$20,137,543,539	20,056,021,800	$20,096,782,670	20,042,570,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$--	$550,000	$(2,143,265)	$(1,093,265)

Gain on termination of deferred lease obligation - related party	--	--	--	--	636,154	--	636,154

Issuance of common stock upon conversion of preferred stock	(500,000)	(500,000)	80,000,000	--	500,000	--	--

Stock based compensation	--	--	100,000,000	--	670,000	--	670,000

Net loss for the six months ended December 31, 2016	--	--	--	--	--	(918,666)	(918,666)

Balance, December 31, 2016 (unaudited)	--	$--	20,236,021,800	$--	$2,356,154	$(3,061,931)	$(705,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crown Marketing and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(918,666)	$(808,011)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for services	--	525,000
Provision for bad debts	14,858	--
Stock based compensation	670,000	--
Accrued interest due to related party	30,447	24,857
Changes in operating Assets and Liabilities:
Accounts receivable	(12,826)	--
Advances to suppliers	242,760	(228,671)
Inventories	(56,895)	(147,693)
Prepaid expenses	(16,690)	--
Accounts payable	7,000	5,000
Due to related party	(5,600)	--
Deferred revenue	35,000	--
Accrued rent payable - related party	--	120,000
Deferred lease obligations - related party	--	55,385
Net cash used in operating activities	(10,612)	(454,133)

Cash Flows from Investing Activities
Sale of Crown Mobile common stock	--	25,000
Net cash provided by investing activities	--	25,000

Cash Flows from Financing Activities
Proceeds from note payable - related party	--	500,000
Repayment of accrued interest - related party	--	(23,000)
Proceeds from short-term loans payable	59,250
Repayment of short-term loans payable	(49,250)	--
Advances from related party	--	34,977
Advances from related party	--	(71,262)
Net cash provided by financing activities	10,000	440,715

Net increase (decrease) in cash	(612)	11,582

Cash beginning of period	4,669	24,276
Cash end of period	$4,057	$35,858

Interest paid	$--	$--
Taxes paid	$--	$--

Non-cash transactions
Gain on termination of deferred lease obligation - related party
recorded as a contribution to additional paid-in capital	$636,154	$--
Issuance of common stock for stock compensation	$670,000	$--
Conversion of preferred stock to common stock	$500,000	$--
Issuance of preferred stock to pay
accrued rent payable - related party	$--	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Nature of the Business

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. On January 19, 2017, the Company’s majority shareholder sold his shares to an investor group and the Company ceased its operations. Going forward, the Company’s operations will be determined by the new investor group. As such, the Company has accounted for all of its assets, liabilities and results of operations as discontinued operations as of December 31, 2016.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2016, the Company recorded a net loss of $918,666, used cash to fund operating activities of $10,612, and at December 31, 2016, had a shareholders’ deficit of $705,777. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the six months ended December 31, 2016, the Company’s majority shareholder sold his shares to an investor group. The new owners’ plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the six months ended December 31, 2016 were primarily met by a short-term loan payable of $10,000, plus a note payable of $500,000 from a company owned by our majority shareholder during the year ended June 30, 2016.  As of December 31, 2016, we had a cash balance of $4,057.  Our new majority shareholders will need to provide all of our working capital until at least June 30, 2017.

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

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues

During the six months ended December 31, 2016, the Company’s revenues partly related to consignment sales. In the fourth quarter of fiscal 2016, the Company entered into agreements with certain of its vendors in which the Company agreed to sell the vendor’s products on a consignment basis. The Company accounts for the revenues on a net basis based on the guidance of ASC 605-45, as the Company acts as an agent under the agreements. The Company recognizes revenue under these consignment agreements when they ship the vendor’s products to their customers and recognize a 2.5% fee, per the agreements, on the date of shipment. The gross and net sales relating to the agreements during the three months ended December 31, 2016 were $130,000 and $3,250, respectively. The gross and net sales relating to the agreements during the six months ended December 31, 2016 were $513,027 and $12,826, respectively. There was no consignment sales during the three and six months ended December 31, 2015.

On product sales, primarily relating to scooter parts and other consumer products, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

During the three months ended December 31, 2016, the Company entered into an agreement to develop an app for a customer. The Company hired a third party developer to develop the app. The total amount paid by the customer during the three months ended December 31, 2016 was $35,000. The amount paid by the customer was recorded as deferred revenue at December 31, 2016, as the app was not completed until January 2017.  During the three months ended December 31, 2016, the Company paid the third party developer $16,690, which was recorded as a prepaid expense at December 31, 2016.

Effective January 1, 2017, all of the Company’s operations generating these sales became discontinued operations (see Note 3).

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. At December 31, 2016, inventories consisted of recent purchases of LED shoes, which the Company began selling during the three months ended December 31, 2016.

Advances to Suppliers

For certain vendors in which the Company agreed to sell its products on a consignment basis, the Company is required to make payments once the inventory is received. The Company records it as advances to suppliers since the title has not been transferred to the Company.  Advances to suppliers were $242,760 at June 30, 2016. At December 31, 2016, the Company determined it would not be able to recover the remaining amount due from its vendors of $102,130 and wrote the balance off during the three months ended December 31, 2016.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2016 and 2015, as there are no potential shares outstanding that would have a dilutive effect.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

Segment Information

At December 31, 2016, the Company had one reportable operating segment. The Laboratory segment sells various consumer products and also develops and markets Chinese herbal and other remedies in the People’s Republic of China.

Effective January 1, 2017, all segments of the Company became discontinued operations (see Note 3).

For the three and six months ended December 31, 2016, no single customer accounted for 10% or more of sales and the Company had no foreign sales. For the three and six months ended December 31, 2015, no single customer accounted for 10% or more of sales, but the Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales.

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

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

NOTE 3 – DISCONTINUED OPERATIONS

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. As of January 1, 2017, the Company ceased operations. On January 19, 2017, a change of control took place, as the Company’s majority shareholder sold his 16,155,746,000 shares to an investor group.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 3 – DISCONTINUED OPERATIONS

Assets and liabilities related to the discontinued operations were as follows:

	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,057	$4,669
Accounts receivable	-	2,032
Inventory	56,895	-
Advances to suppliers	-	242,760
Prepaid expenses	16,690	-
TOTAL CURRENT ASSETS	$77,642	$249,461

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$11,020	$4,020
Due to related party	-	5,600
Accrued rent - related party	120,000	120,000
Advances - related party	34,977	34,977
Deferred revenue	35,000	-
Loans payable	10,000	-
Notes payable - related parties	10,000	10,000
Note payable and accrued interest - related party	562,422	-
TOTAL CURRENT LIABILITIES	783,419	174,597

Deferred lease obligation - related party	-	636,154
Note payable and accrued interest - related party	-	531,975
TOTAL LIABILITIES	783,419	1,342,726

SHAREHOLDERS' EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized;
Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized;
20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	2,356,154	550,000
Accumulated deficit	(3,061,931)	(2,143,265)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(705,777)	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$77,642	$249,461

T+A5:F44he accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 3 – DISCONTINUED OPERATIONS--Continued

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2016		2015	2016	2015
	(Unaudited)			(Unaudited)

Sales	$13,650		$1,460,934	$40,026	$1,534,836

Cost of goods sold	12,403		1,408,162	28,891	1,468,791

Gross profit	1,247		52,772	11,135	66,045

Selling, general and administrative expenses:
Rent expense (related party in 2015)	7,000		147,693	27,786	295,385
Selling, general and administrative expenses	838,972		35,145	870,818	584,113
Total selling, general and administrative expenses	845,972		182,838	898,604	879,498

Loss from operations	(844,725)		(130,066)	(887,469)	(813,453)

Other expenses
Rental income	--		30,300		30,300
Interest expense, related party	(15,974)		(15,224)	(31,197)	(24,858)
	(15,974)		15,076	(31,197)	5,442

NET LOSS	(860,699)		(114,990)	(918,666)	(808,011)

Net loss attributable to non-controlling interest	--		(4,673)	--	(8,088)

NET LOSS ATTRIBUTABLE TO CROWN
MARKETING COMMON SHAREHOLDERS	$(860,699)		$(110,317)	$(918,666)	$(799,923)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	S	(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,137,543,539		20,056,021,800	20,096,782,670	20,042,570,713

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

Notes payable to related parties were as follows at December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016
Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$562,422	$531,975
Note payable to Jay Hooper, due on demand, interest at 4% per annum	10,000	10,000
	572,422	541,975
Less: current portion	(572,422)	(10,000)
Notes payable, non-current portion	$--	$531,975

Advances

As of December 31, 2016 and June 30, 2016, $34,977 was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

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

The lease was an operating lease and contained escalating rent payments and a period of free rent. The Company recognized rent expense on a straight-line basis over the entire lease period. During the three and six months ended December 31, 2015, the Company recorded $147,692 and $295,385 of rent expense, respectively. During the three and six months ended December 31, 2016, no rent expense was recorded relating to the lease agreement. As of December 31, 2016 and June 30, 2016, the Company owed $120,000 under this lease obligation.

As of June 30, 2016, the Company recorded a deferred lease obligation of $636,154. During the six months ended December 31, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital on the December 31, 2016 Condensed Consolidated Statement of Shareholders’ Deficit.

During the six months ended December 31, 2016, the Company rented office and warehouse space from a third party company on a month-to-month basis. Rent expense for the six months was $27,786.

Due to Related Party

During the three and six months ended December 31, 2016, the Company used contract labor services provided by Temple CB totaling $9,400 and $14,400, respectively. As of June 30, 2016, a total of $5,600 was owed to Temple CB. Total payments made to Temple CB for the services during the three and six months ended December 31, 2016 were $10,000 and $20,000, respectively. There were no amounts owed to Temple CB as of December 31, 2016. The Company did not use contract labor services provided by Temple CB during the six months ended December 31, 2015.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 5 – SHORT-TERM LOANS PAYABLE

During the six months ended December 31, 2016, the Company borrowed $59,250 from three individuals and a corporation. The loans are interest free, are unsecured and are due on demand. During the six months ended December 31, 2016, $49,250 of the loans was repaid. The total amount outstanding relating to these loans at December 31, 206 was $10,000.

NOTE 6 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

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

In October 2016, the holder of the Company’s 500,000 shares of outstanding Series A preferred stock, Temple CB, presented a Notice of Conversion to the Company, which obligated the Company to issue 80,000,000 shares of its common stock to Temple CB in exchange for the 500,000 shares of the preferred stock. The conversion rate was the stated value of $1.00 per share, plus 4% per annum, divided by the closing sales price on the five trading days prior to the date of the notice.

There were no preferred shares outstanding as of December 31, 2016.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Effective July 1, 2016, the Company agreed to terminate its lease agreement with Temple CB (see Note 3). During the six months ended December 31, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party (Temple CB), the Company recorded the gain as a contribution to Additional Paid-in Capital on the December 31, 2016 condensed Consolidated Statement of Shareholders’ Deficit.

In July 2016, the Company entered into a settlement agreement with a party who had received 75,000,000 shares under the Company’s Form S-8. The agreement provides for the return of these shares upon payment of $17,500 to the consultant. The payment has not yet been made and the share certificate is in escrow pending payment.

In June 2016, the Company entered into an agreement with an individual under which the Company issued 100,000,000 shares of its common stock to the individual in October 2016. The value of the shares on the date of issuance was $670,000 and was recorded as stock based compensation.

CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 8 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile. The Company owned 50% of the joint venture while two other owners owned 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company had a controlling financial interest and directed the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. During the three and six months ended December 31, 2015, the non-controlling interest’s share of the loss of Crown Mobile was $4,673 and $8,088, respectively.

On December 15, 2015, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

NOTE 9 –SUBSEQUENT EVENTS

On January 19, 2017, the Company’s majority shareholder, Mr. Jay Hooper, sold his 16,155,746,000 shares to an investor group. A change of control took place effective as of that date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crown Marketing, (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

On January 19, 2017, the Company’s majority shareholder sold his shares to an investor group and the Company ceased its operations. Going forward, the Company’s operations will be determined by the new investor group. As such, the Company has accounted for all of its assets, liabilities and results of operations as discontinued operations as of December 31, 2016.

Overview of Business

Subsequent to December 31, 2016, the Company ceased its operations relating to the sales of consumer products. Effective January 19, 2017, the Company, under its new ownership and management team, will implement new operations.

Critical Accounting Policies and Estimates

Revenues

During the six months ended December 31, 2016, the Company’s revenues partly related to consignment sales. In the fourth quarter of fiscal 2016, the Company entered into agreements with certain of its vendors in which the Company agreed to sell the vendor’s products on a consignment basis. The Company accounts for the revenues on a net basis based on the guidance of ASC 605-45, as the Company acts as an agent under the agreements. The Company recognizes revenue under these consignment agreements when they ship the vendor’s products to their customers and recognize a 2.5% fee, per the agreements, on the date of shipment. The gross and net sales relating to the agreements during the three months ended December 31, 2016 were $130,000 and $3,250, respectively. The gross and net sales relating to the agreements during the six months ended December 31, 2016 were $513,027 and $12,826, respectively. There was no consignment sales during the three and six months ended December 31, 2015.

On product sales, primarily relating to scooter parts and other consumer products, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

During the three months ended December 31, 2016, the Company entered into an agreement to develop an app for a customer. The Company hired a third party developer to develop the app. The total amount paid by the customer during the three months ended December 31, 2016 was $35,000. The amount paid by the customer was recorded as deferred revenue at December 31, 2016, as the app was not completed until January 2017.  During the three months ended December 31, 2016, the Company paid the third party developer $16,690, which was recorded as a prepaid expense at December 31, 2016.

Effective January 1, 2017, all of the Company’s operations generating these sales became discontinued operations (see Note 3).

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

Results of Operations

Results of Operations for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

There was no revenue, cost of sales or operating expenses from continuing operations for the three months ended December 31, 2016 and 2015. Our net loss for the three months ended December 31, 2016 was $860,699, compared to $114,990 for the three months ended December 31, 2015. The primary reason for the increase in the net loss in 2016 was the recording of $670,000 of stock based compensation relating to the issuance of 100 million shares to an individual.

Results of Operations for the six months ended December 31, 2016 compared to the six months ended December 31, 2015.

There was no revenue, cost of sales or operating expenses from continuing operations for the six months ended December 31, 2016 and 2015. Our net loss for the six months ended December 31, 2016 was $918,666, compared to $808,011 for the six months ended December 31, 2015. The primary reason for the increase in the net loss in 2016 was the recording of stock based compensation of $670,000, while during the six months ended December 31, 2015, the Company issued common stock for services in the amount of $525,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2016, the Company recorded a net loss of $918,666, used cash to fund operating activities of $10,612, and at December 31, 2016, had a shareholders’ deficit of $705,777. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the six months ended December 31, 2016, the Company’s majority shareholder sold the majority of his shares to an investor group. The new management’s plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the six months ended December 31, 2016 were primarily met by short-term loans payable of $59,250, plus a note payable of $500,000 from a company owned by our majority shareholder during the year ended June 30, 2016.  As of December 31, 2016, we had a cash balance of $4,057.  Our new majority shareholders will need to provide all of our working capital until at least June 30, 2017.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

For the six months ended December 31, 2016

Cash flows from operating activities

There were no cash flows from continuing operating activities for the six months ended December 31, 2016.

Cash flows from investing activities

There were no cash flows from continuing investing activities for the six months ended December 31, 2016.

Cash flows from financing activities

There were no cash flows from continuing financing activities for the six months ended December 31, 2016.

Financial Position

As of December 31, 2016, we had $4,057 in cash, negative working capital of $705,777 and an accumulated deficit of $3,061,931.

As of June 30, 2016, we had $4,699 in cash, working capital of $74,864 and an accumulated deficit of $2,143,265.

As of December 31, 2016 and June 30, 2016, $34,977 was due to the Company’s President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and are due on demand.

As of December 31, 2016 and June 30, 2015, a loan of $10,000 due to Mr. Hooper is due on demand and bears interest at 4%.

In August 2015, the lessor of the Company’s premises, which is also a related party, loaned $500,000 to the Company. The loan accrues interest at 12% per annum and is secured by essentially all assets of the Company.  The unpaid principal and all accrued but unpaid interest is due and payable on or before July 31, 2017. As of December 31, 2016, $500,000 of principal and $62,422 of accrued interest was owed on the note.

During the six months ended December 31, 2016, the Company borrowed $59,250 from three individuals and a corporation. The loans are interest free, are unsecured and are due on demand. During the six months ended December 31, 2016, $49,250 of the loans was repaid. The total amount outstanding relating to these loans at December 31, 206 was $10,000.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

In June 2016, the Company entered into an agreement with an individual under which the Company issued 100,000,000 shares of its common stock to the individual in October 2016.

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

CROWN MARKETING

Dated: February 21, 2017	By:	/s/ Jay Hooper
Jay Hooper
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)