Form 10-Q
period 2017-03-31
America Great Health
filed 2017-05-22
CIK 1098009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 000-27873

America Great Health
(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)

1609 W Valley Blvd Unit 338A Alhambra, CA (Address of principal executive offices)	91803 (Zip Code)

(626) 576-1299 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of May 15, 2017 was 20,236,021,800.

AMERICA GREAT HEALTH AND SUBSIDIARIES

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

Item 1.      Financial Statements

America Great Health and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Current assets under discontinued operations	$299	$249,461

TOTAL CURRENT ASSETS	$299	$249,461

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current liabilities under discontinued operations	$-	$174,597

TOTAL CURRENT LIABILITIES	-	174,597

Long-term liabilities under discontinued operations	-	1,168,129

TOTAL LIABILITIES	-	1,342,726

SHAREHOLDERS' EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,061,931)	(2,143,265)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	299	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$299	$249,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	$-	$(274,849)	$(918,666)	$(1,082,860)

NET INCOME (LOSS)	$-	$(274,849)	$(918,666)	$(1,082,860)

Net loss attributable to non-controlling interest	-	(1,854)	-	(9,942)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$-	$(272,995)	$(918,666)	$(1,072,918)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,056,021,800	20,164,415,961	20,047,021,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$-	$550,000	$(2,143,265)	$(1,093,265)

Gain on termination of deferred lease obligation - related party	-	-	-	-	636,154	-	636,154

Issuance of common stock upon conversion of preferred stock	(500,000)	(500,000)	80,000,000	-	500,000	-	-

Fair value of common stock issued to acquire trademarks	-	-	100,000,000	-	670,000	-	670,000

Gain on divestiture of subsidiaries	-	-	-	-	706,076		706,076

Net loss	-	-	-	-	-	(918,666)	(918,666)

Balance, December 31, 2016 (unaudited)	-	$-	20,236,021,800	$-	$3,062,230	$(3,061,931)	$299

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities

Net cash used in operating activities from discontinued operations	$(10,612)	$(474,645)

Net cash used in operating activities	(10,612)	(474,645)

Cash Flows from Investing Activities

Net cash provided by investing activities from discontinued operations	-	25,000

Net cash provided by investing activities	-	25,000

Cash Flows from Financing Activities

Net cash provided by financing activities from discontinued operations	6,142	440,715

Net cash provided by financing activities	6,142	440,715

Net increase (decrease) in cash	(4,470)	(8,930)

Cash beginning of period	4,669	24,276
Cash end of period	$199	$15,346

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$636,154	$-
Issuance of common stock to acquire trademarks	$670,000	$-
Conversion of preferred stock to common stock	$500,000	$-
Gain on divestiture of subsidiaries	706,076	-
Issuance of preferred stock to pay accrued rent payable - related party	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES
FORMERLY CROWN MARKETING AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Nature of the Business

Through December 31, 2016, the Company's primary business activity was the sale of various consumer products and accessories. On January 19, 2017, the Company's former majority shareholder completed a transfer of his shares to an investor group and the Company ceased its operations. In connection with the change in control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. Going forward, the Company's operations will be determined by the new investor group. As such, at March 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

On March 1, 2017, the Company filed with the Secretary of State of the State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2017, the Company recorded a net loss of $918,666, used cash to fund discontinued operating activities of $10,612, and at March 31, 2017, had a shareholders' equity of $299. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the nine months ended March 31, 2017, the Company’s former majority shareholder sold his shares to an investor group. The new owners’ plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the six months ended December 31, 2016 were primarily met by short-term loans payable of $59,250, plus a note payable of $500,000 from a company owned by our former majority shareholder.  As of March 31, 2017, we had a cash balance of $199.  Our new majority shareholders will need to provide all of our working capitals going forward.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues

Effective January 1, 2017, all of the Company's operations generating these sales became discontinued operations (see Note 3).  For the three months ended March 31, 2017, there was no revenue generating activities.

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

During the three months ended December 31, 2016, the Company also entered into an agreement to develop an app for a customer. The Company hired a third party developer to develop the app.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. At March 31, 2017, the subsidiary owned inventories has been sold to the Company’s former majority shareholder as a result of the change in control.

Advances to Suppliers

For certain vendors in which the Company agreed to sell its products on a consignment basis, the Company is required to make payments once the inventory is received. The Company records it as advances to suppliers since the title has not been transferred to the Company.  Advances to suppliers were $242,760 at June 30, 2016. At December 31, 2016, the Company determined it would not be able to recover the remaining amount due from its vendors of $102,130 and wrote the balance off during the three months ended December 31, 2016. At March 31, 2017, the subsidiary incurred advances to suppliers has been sold to the Company’s former majority shareholder as a result of the change in control.

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
Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash and accounts payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2017 and 2016, as there are no potential shares outstanding that would have a dilutive effect.

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

Segment Information

Effective January 1, 2017, all segments of the Company became discontinued operations (see Note 3).

At March 31, 2016, the Company had three reportable operating segments, marketing, mobile and laboratory.

For the three and nine months ended March 31, 2017, no single customer accounted for 10% or more of sales and the Company had no foreign sales. For the three and nine months ended March 31, 2016, no single customer accounted for 10% or more of sales. During the nine months ended March 31, 2016, the Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales in the United States.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective basis”). Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on its financial statements and disclosures.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

Through December 31, 2016, the Company's primary business activity was the sale of various consumer products and accessories. As of January 1, 2017, the Company ceased operations. On January 19, 2017, a change in control completed as the Company's former majority shareholder sold his 16,155,746,000 shares to an investor group. In connection with the change in control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. As a result, in the three months ended March 31, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital. Going forward, the Company's operations will be determined by the new investor group. As such, at March 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities related to the discontinued operations were as follows:

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$199	$4,669
Accounts receivable	-	2,032
Advances to suppliers	-	242,760
Other receivable	100	-
TOTAL CURRENT ASSETS	$299	$249,461

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$4,020
Due to related party	-	5,600
Accrued rent payable - related party	-	120,000
Advances - related party	-	34,977
Note Payable - related party	-	10,000
TOTAL CURRENT LIABILITIES	-	174,597

Deferred lease obligation - related party	-	636,154
Note payable and accrued interest - related party	-	531,975
TOTAL LIABILITIES	-	1,342,726

SHAREHOLDERS' EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,061,931)	(2,143,265)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	299	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$299	$249,461

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales	$-	$1,062,916	$40,026	$2,597,752

Cost of goods sold	-	1,159,242	28,891	2,628,033

Gross profit	-	(96,326)	11,135	(30,281)

Selling, general and administrative expenses:
Rent expense (related party in 2016)	-	147,692	27,786	443,077
Selling, general and administrative expenses	-	30,773	870,818	614,886
Total selling, general and administrative expenses	-	178,465	898,604	1,057,963

Loss from operations	-	(274,791)	(887,469)	(1,088,244)

Other expenses
Rental income	-	15,000	-	45,300
Interest expense, related party	-	(15,058)	(31,197)	(39,916)
	-	(58)	(31,197)	5,384

NET LOSS	$-	$(274,849)	$(918,666)	$(1,082,860)

Net loss attributable to non-controlling interest	-	(1,854)	-	(9,942)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$-	$(272,995)	$(918,666)	$(1,072,918)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,056,021,800	20,164,415,961	20,047,021,800

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

At March 31, 2017, as result of the change in control, notes payable to related parties were cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder. Notes payable to related parties at June 30, 2016 were as follows:

	March 31, 2017	June 30, 2016

Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$-	$531,975
Note payable to Jay Hooper, due on demand, interest at 4% per annum	-	10,000
	-	541,975
Less: current portion	-	(10,000)
Notes payable, non-current portion	$-	$531,975

Advances

As of March 31, 2017, as result of the change in control, advance from related parties were cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder. As of June 30, 2016, $34,977 was due to the Company’s former President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

Lease Obligation

Through June 30, 2016, the Company, through its subsidiary, Crown Laboratory Inc., leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s former President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective July 1, 2016. The Company already ceased using the premises before July 1, 2016.

The lease was an operating lease and contained escalating rent payments and a period of free rent. The Company recognized rent expense on a straight-line basis over the entire lease period. During the three and nine months ended March 31, 2016, the Company recorded $147,692 and $443,077 of rent expense, respectively. During the three and nine months ended March 31, 2017, no rent expense was recorded relating to the lease agreement, the Company rented office and warehouse space from a third party company on a month-to-month basis for a few months and recorded a rent expense of $27,786.

As of March 31, 2017, as result of the change in control, lease obligation was cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder. As of June 30, 2016, the Company owed $120,000 under this lease obligation.

As of June 30, 2016, the Company recorded a deferred lease obligation of $636,154. During the six months ended December 31, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital.

Due to Related Party

During the three and nine months ended March 31, 2017, the Company used contract labor services provided by Temple CB totaling $0 and $14,400, respectively. There were no amounts owed to Temple CB as of March 31, 2017. As of June 30, 2016, a total of $5,600 was owed to Temple CB. Total payments made to Temple CB for the services during the three and nine months ended March 31, 2016 were $0 and $20,000, respectively.

NOTE 5 – SHORT-TERM LOANS PAYABLE

During the six months ended December 31, 2016, the Company borrowed $59,250 from three individuals and a corporation. The loans are interest free, are unsecured and are due on demand. During the six months ended December 31, 2016, $49,250 of the loans was repaid. The total amount outstanding relating to these loans at December 31, 2016 was $10,000 which was cancelled on January 1, 2017 in exchange for selling one of the Company’s subsidiaries to its former majority shareholder as result of the change in control.

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

There were no preferred shares outstanding as of March 31, 2017.

NOTE 7 – SHAREHOLDERS’ DEFICIT

On January 1, 2017, in connection with the change in controlling ownership, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. As a result, in the three months ended March 31, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital.

Effective July 1, 2016, the Company agreed to terminate its lease agreement with Temple CB (see Note 3). During the six months ended December 31, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party (Temple CB), the Company recorded the gain as a contribution to Additional Paid-in Capital.

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

NOTE 8 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile. The Company owned 50% of the joint venture while two other owners owned 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company had a controlling financial interest and directed the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. During the nine months ended March 31, 2016, the non-controlling interest’s share of the loss of Crown Mobile was $9,942.

On December 15, 2015, the Board of Directors of the Company approved the sale of the Company’s interest in Crown Mobile for $25,000, which approximated the Company’s basis in Crown Mobile on that date.

NOTE 9 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crown Marketing, (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

History and Organization

America Great Health, formerly Crown Marketing is a Wyoming corporation (the “Company”). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the “Common Stock”) at the closing of the Agreement on December 3, 2013. Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding. After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company. The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer. The financial statements presented herein are those of the accounting acquirer. The Company subsequently changed its name from Crown Marketing to Okra, Inc., but later changed the name of the Company back to Crown Marketing.

Concurrently with the merger, Jay Hooper was appointed as the sole director and President of the Company.

On January 19, 2017, the Company's majority shareholder completed a transfer of his shares to an investor group and the Company ceased its operations. Going forward, the Company's operations will be determined by the new investor group. As such, the Company has accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

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

During the three months ended December 31, 2016, the Company also entered into an agreement to develop an app for a customer. The Company hired a third party developer to develop the app.

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

Results of Operations

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

There were no activities from continuing operations or discontinued operations for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company incurred net loss from discontinued operations of $272,995

Results of Operations for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016.

There was no revenue, cost of sales or operating expenses from continuing operations for the nine months ended March 31, 2017. Our net loss from discontinued operations for the nine months ended March 31, 2017 was $918,666, compared to $1,072,918 for the nine months ended March 31, 2016. The primary reason for the decrease in net loss was the Company no longer has activities from discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2017, the Company recorded a net loss of $918,666, used cash to fund operating activities from discontinued operations of $10,612, and at March 31, 2017, had a shareholders' equity of $299. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the nine months ended March 31, 2017, the Company’s former majority shareholder sold the majority of his shares to an investor group. The new management’s plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the nine months ended March 31, 2017 were primarily met by short-term loans of $59,250, plus a note payable of $500,000 from a company owned by the former majority shareholder obtained during the year ended June 30, 2016.  As of March 31, 2017, we had a cash balance of $199.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

For the nine months ended March 31, 2017, there was no cash flow from continuing operations, and minimum cash flow from discontinued operations.

Financial Position

As of March 31, 2017, we had $199 in cash, working capital of $299 and an accumulated deficit of $3,061,931.

In connection with the change in control, all of the Company’s payables and accrued expenses were cancelled.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2017.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

America Greath Health

Dated: May 22, 2017	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)