Form 10-Q/A
period 2017-03-31
America Great Health
filed 2017-06-14
CIK 1098009

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 22, 2017 (the “Form 10-Q”) for the sole purpose of amending Condensed Consolidated Balance Sheets to include assets and liabilities from new continuing operations, amending Condensed Consolidated Statements of Operations to include loss from new continuing operations, amending Condensed Consolidated Statements of Cash Flows to include cash flow from new continuing operations, and accordingly updating Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Form 10-Q was filed without authorization from the Company’s independent registered public accounting firm.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,109	$-
Other receivable	100	-
Current assets under discontinued operations	-	249,461

TOTAL CURRENT ASSETS	$5,209	$249,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	$17,034	$-
Current liabilities under discontinued operations	-	174,597

TOTAL CURRENT LIABILITIES	17,034	174,597

Long-term liabilities under discontinued operations	-	1,168,129

TOTAL LIABILITIES	17,034	1,342,726

SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,074,055)	(2,143,265)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(11,825)	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,209	$249,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses	12,124	-	12,124	-

Loss from continuing operations before income taxes	(12,124)	-	(12,124)	-

Income tax provision	-	-	-	-

Loss from continuing operations	(12,124)	-	(12,124)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(274,849)	(918,666)	(1,082,860)

NET LOSS	$(12,124)	$(274,849)	$(930,790)	$(1,082,860)

Net loss attributable to non-controlling interest	-	(1,854)	-	(9,942)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(12,124)	$(272,995)	$(930,790)	$(1,072,918)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$(0.00)	$-	$(0.00)	$-
FROM DISCONTINUED OPERATIONS	$-	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,056,021,800	20,164,415,961	20,047,021,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$-	$550,000	$(2,143,265)	$(1,093,265)

Gain on termination of deferred lease obligation - related party	-	-	-	-	636,154	-	636,154

Issuance of common stock upon conversion of preferred stock	(500,000)	(500,000)	80,000,000	-	500,000	-	-

Fair value of common stock issued to acquire trademarks	-	-	100,000,000	-	670,000	-	670,000

Gain on divestiture of subsidiaries	-	-	-	-	706,076		706,076

Net loss	-	-	-	-	-	(930,790)	(930,790)

Balance, March 31, 2017 (unaudited)	-	$-	20,236,021,800	$-	$3,062,230	$(3,074,055)	$(11,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(930,790)	$(1,082,860)
Loss from discontinued operations	918,666	1,082,860
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating Assets and Liabilities:
Other receivable	(100)	-
Net cash used in operating activities from continuing operations	(12,224)	-
Net cash used in operating activities from discontinued operations	(10,612)	(474,645)

Net cash used in operating activities	(22,836)	(474,645)

Cash Flows from Investing Activities

Net cash provided by investing activities from discontinued operations	-	25,000

Net cash provided by investing activities	-	25,000

Cash Flows from Financing Activities

Advances from related party	17,034	-
Net cash provided by financing activities from discontinued operations	6,242	440,715

Net cash provided by financing activities	23,276	440,715

Net increase (decrease) in cash	440	(8,930)

Cash beginning of period	4,669	24,276
Cash end of period	$5,109	$15,346

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$636,154	$-
Issuance of common stock to acquire trademarks	$670,000	$-
Conversion of preferred stock to common stock	$500,000	$-
Gain on divestiture of subsidiaries	$706,076	$-
Issuance of preferred stock to pay accrued rent payable - related party	$-	$500,000

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

Nature of the Business

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. A change of control of the Company was completed on January 19, 2017 from Jay Hooper, the former officer and director of the Company and its former majority shareholder. Control was obtained by the sale of  16,155,746,000 shares of Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang. . In connection with the change of control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at March 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

On March 1, 2017, the Company filed with the Secretary of State of the State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2017, the Company recorded a net loss of $930,790, used cash to fund continuing and discontinued operating activities of $22,836, and at March 31, 2017, had a shareholders’ deficit of $11,825. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2017 were primarily met by loans and advances from current majority shareholder and former majority shareholder.  As of March 31, 2017, we had a cash balance of $5,109.  Our new majority shareholders will need to provide all of our working capitals going forward.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its current wholly owned subsidiary, America Great Health in California, and former wholly owned subsidiaries, Okra Energy and Crown Laboratory. Intercompany transactions and accounts have been eliminated in consolidation.

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

Segment Information

Effective January 1, 2017, all segments of the Company became discontinued operations (see Note 3).

At March 31, 2016, the Company had three reportable operating segments from the discontinued operations, marketing, mobile and laboratory.

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

NOTE 3 – DISCONTINUED OPERATIONS

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. As of January 1, 2017, the Company ceased operations. On January 19, 2017, a change in control completed as the Company’s former majority shareholder sold his 16,155,746,000 shares to an investor group. In connection with the change in control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. As a result, in the three months ended March 31, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital. Going forward, the Company’s operations will be determined by the new investor group. As such, at March 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities related to the discontinued operations were as follows:

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$4,669
Accounts receivable	-	2,032
Advances to suppliers	-	242,760
Other receivable	-	-
TOTAL CURRENT ASSETS	$-	$249,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$4,020
Due to related party	-	5,600
Accrued rent payable - related party	-	120,000
Advances - related party	-	34,977
Note Payable - related party	-	10,000
TOTAL CURRENT LIABILITIES	-	174,597

Deferred lease obligation - related party	-	636,154
Note payable and accrued interest - related party	-	531,975
TOTAL LIABILITIES	-	1,342,726

SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,062,230)	(2,143,265)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	-	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$249,461

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales	$-	$1,062,916	$40,026	$2,597,752

Cost of goods sold	-	1,159,242	28,891	2,628,033

Gross profit	-	(96,326)	11,135	(30,281)

Selling, general and administrative expenses:
Rent expense (related party in 2016)	-	147,692	27,786	443,077
Selling, general and administrative expenses	-	30,773	870,818	614,886
Total selling, general and administrative expenses	-	178,465	898,604	1,057,963

Loss from operations	-	(274,791)	(887,469)	(1,088,244)

Other expenses
Rental income	-	15,000	-	45,300
Interest expense, related party	-	(15,058)	(31,197)	(39,916)
	-	(58)	(31,197)	5,384

NET LOSS	$-	$(274,849)	$(918,666)	$(1,082,860)

Net loss attributable to non-controlling interest	-	(1,854)	-	(9,942)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$-	$(272,995)	$(918,666)	$(1,072,918)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,056,021,800	20,164,415,961	20,047,021,800

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

Advances

As of March 31, 2017, as result of the change in control, advance from former related parties were cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder, and as of March 31, 2017, the Company owed $17,034 to its current officer and majority shareholder for paying various expenses for the Company after the change in control. As of June 30, 2016, $34,977 was due to the Company’s former President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

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

Due to Related Party

During the three months ended March 31, 2017, the Company’s current majority shareholder advanced $17,034 to the Company as working capital. During the nine months ended March 31, 2017, the Company used contract labor services provided by Temple CB, a related party to the Company’s former majority shareholder, totaling $14,400 in discontinued operations. There were no amounts owed to Temple CB as of March 31, 2017. As of June 30, 2016, a total of $5,600 was owed to Temple CB. Total payments made to Temple CB for the services during the three and nine months ended March 31, 2016 were $0 and $20,000, respectively.

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

On January 19, 2017, the Company’s majority shareholder completed a transfer of his shares to an investor group and the Company ceased its operations. Going forward, the Company’s operations will be determined by the new investor group. As such, the Company has accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

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

There were no revenue generating activities from continuing operations or discontinued operations for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company incurred net loss from discontinued operations of $272,995

Results of Operations for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016.

There was no revenue and cost of sales from continuing operations for the nine months ended March 31, 2017. Operating expenses incurred from continuing operations for the nine months ended March 31, 2017 was $12,124. Our net loss from discontinued operations for the nine months ended March 31, 2017 was $918,666, compared to $1,072,918 for the nine months ended March 31, 2016. The primary reason for the decrease in net loss was the Company no longer has activities from discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2017, the Company recorded a net loss of $930,790, used cash to fund operating activities from continuing and discontinued operations of $22,836, and at March 31, 2017, had a shareholders’ deficit of $11,825. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2017 were primarily met by loans and advances from current majority shareholder and former majority shareholder.  As of March 31, 2017, we had a cash balance of $5,109.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

For the nine months ended March 31, 2017, cash flow used in continuing operations was $12,224, and cash flow used in discontinued operations was $10,612.

Financial Position

As of March 31, 2017, we had $5,109 in cash, negative working capital of $11,825 and an accumulated deficit of $3,074,055.

In connection with the change in control, all of the Company’s payables and accrued expenses as of January 1, 2017 were cancelled.

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

AMERICA GREATH HEALTH

Dated: June 14, 2017	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)