Form 10-K
period 2017-06-30
America Great Health
filed 2017-10-13
CIK 1098009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ___ to ____

Commission file number: 000-27873

America Great Health
(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)
1609 W Valley Blvd Unit 338A, Alhambra, CA (Address of principal executive offices)	91803 (Zip Code)

Registrant’s telephone number, including area code:   (626) 576-1299

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

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
Yes ☒   No ☐

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of September 26, 2017 was 20,236,021,800.

FORM 10-KFor the Year Ended June 30, 2017

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

PART I

ITEM 1.  BUSINESS

Historical Development

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the "Company"). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

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

On March 1, 2017, the Company filed with the Secretary of State of the State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health. Following the name change, the Company applied for a change of its stock ticker symbol from CWNM to AAGH. The application was approved by FINRA. Our stocks are now trading under the new ticker symbol AAGH.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, at June 30, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

Our Business

Prior to the change of controlling ownership of the common stocks, the Company was in the business of selling consumer products. It acquired electronic products from manufactures and then sold them directly to consumers so as to be more competitive in price. As of December 31, 2016, the Company ceased operations in this line of business. The Company’s former Board Chairman and CEO, Mr. Jay Hooper, has adopted a strategy of growth through acquisition. The new management led by Mike Wang has continued the strategy of not only growing internally, but also by acquisition of growth companies which we believe will generate above-average returns on capital.

The Company will focus its business in the health related industry. The Company’s Chairman and president, Mike Wang, is the owner of several health related businesses below with which The Company is evaluating the possibilities of forming several joint ventures. The Company might effectuate the joint ventures using stocks.

1.
Health & Beauty Group Inc. It is a California company in the business of R &D and sale of vitamins and nutritional supplements. It owns more than 20 formulas and engages contract manufacturers to make these products. The company has built up solid sales records both in the US as well as in China.

2.
Pro Health Inc., a Tennessee company organized in 2016. It entered into a Sales Agreement with Provision Healthcare , LLC, a Tennessee limited liability company, in the selling of ProNova Equipment, which is a Proton Treatment device used in the treatment of cancer. Other than the sale of equipment, Pro Health will also be providing Total Solution Services related with the use of the Equipment.

3.
Sales Agreement between Mike Wang and Dr. William Fang for the marketing and sales of Dr. Fang’s early detection system of Cardio Vascular diseases. The device provides unique 3D imaging for the Cardio Vascular conditions for patients and has already won approval of US FDA. It has very positive significance in helping preventing heart attacks, which are the number one killer in the US as well as in the world.

The Company is also planning to conduct acquisition. Mike Wang has approached several health related companies in China and met the management of potential acquisition targets. Rapid economic advances in China in the last thirty years have greatly improved the living standards in China. This in turn brings demand in healthcare products and services. Company feels strongly that despite the challenges of cross border business, we might be able to acquire some good growth companies and bring good values to our stockholders.

As inherent with any new business development, there are risks involved in such endeavor. For all the healthcare related businesses afore-mentioned, the Company is evaluating what kind of risks we are facing. The Company notices that vitamin and nutrition supplement business is a highly competitive market and faces multiple regulatory monitoring. The compliance challenge is constant. Regarding proton treatment sales, the device is very expensive and for such large ticket item, the procurement process can be long and arduous. The sale of cardio vascular device also has its challenges. The device is not well known and the acceptance of the use requires major efforts in educating not only the medical professionals but also consumers. This would demand financial as well as other resources. Although the Company is making some progress in the Merger and Acquisition efforts, any potential results, if any, are still not certain.

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

ITEM 2.  PROPERTIES

Through its former subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s former President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016.

The Company currently is using a premises for free, the premises is leased by a company owned by its current majority shareholder.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”.  There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2017.  The last sale price of our common stock on September 26, 2016 was $0.0055 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2016 and 2015, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2017	First Quarter	$0.0070	$0.0038
	Second Quarter	$0.0060	$0.0110
	Third Quarter	$0.0061	$0.0059
	Fourth Quarter	$0.0060	$0.0058

2016	First Quarter	$0.0090	$0.0050
	Second Quarter	$0.0065	$0.0040
	Third Quarter	$0.0061	$0.0040
	Fourth Quarter	$0.0055	$0.0038

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

Holders

As of September 25, 2016, there were approximately 208 shareholders of record holding 20,236,021,800 shares of common stock.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2017.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	0

Company repurchases of common stock during the year ended June 30, 2017

None

Performance Graphic

 This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in 2017

All share issuances have been previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statement Notice

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

History and Organization

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the "Company"). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding. After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company. The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

A change of control took place on January 19, 2017 from Jay Hooper. Control was obtained by the sale of 16,155,746,000 shares of the Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang. In connection with the change of control, the Company sold to Jay Hooper, one of its subsidiary, Italiano, Inc., for $100 and another subsidiary, Crown Laboratory Inc., in exchange for the cancellation of all payables and accrued expenses.

On March 1, 2017, the Company filed with the Secretary of State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Overview of Business

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at June 30, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

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

Results of Operations

Results of Operations for the year ended June 30, 2017 compared to the year ended June 30, 2016.

There was no revenue and cost of sales from continuing operations for the year ended June 30, 2017. Operating expenses incurred from continuing operations for the year ended June 30, 2017 was $48,366. Our net loss from discontinued operations for the year ended June 30, 2017 was $918,666, compared to $1,150,895 for the year ended June 30, 2016. The primary reason for the decrease in net loss was the Company no longer has activities from discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the year ended June 30, 2017, the Company recorded a net loss of $967,032, used cash to fund operating activities from continuing and discontinued operations of $51,176, and at June 30, 2017, had a shareholders’ deficit of $48,067. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the year ended June 30, 2017, the Company’s former majority shareholder sold the majority of his shares to an investor group. The new management’s plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the year ended June 30, 2017 were primarily met by loans and advances from current majority shareholder and former majority shareholder.  As of June 30, 2017, we had a cash balance of $3,827.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

For the year ended June 30, 2017, cash flow used in continuing operations was $40,564, and cash flow used in discontinued operations was $10,612.

Financial Position

As of June 30, 2017, we had $3,827 in cash, negative working capital of $48,067 and an accumulated deficit of $3,110,297.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of the Company.

Our management team is headed by experienced Chief Executive Officer Mike Wang, who was elected on March 1, 2017.

Mike Wang, age 62, has been working in the health supplements business for about 19 years.  He is the President of America Great Health. And he is also the vice-president of the American Nutrion and Health Association in Los Angeles, California.

Code of Ethics

The Company has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2016.  The Company intends to adopt a code of ethics during calendar 2017.

Audit Committee Financial Expert

The Company does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  the Company's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  During the year ended June 30, 2017, the Company believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, the Company does not believe that such individuals purchased or sold any Common Stock of the Company through public exchange during the year ended June 30, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer in the years ended June 30, 2017 and 2016 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mike Wang Chief Executive/Chief Financial Officer *	2017	-	-	-	-	-	-	-	-
Herric Chan *	2017	5,000	-	-	-	-	-	-	-
Jay Hooper Chief Executive/Chief Financial Officer *	2016	-	-	-	-	-	-	-	-

* On February 26, 2017, Mr. Jay Hooper resigned from his position as President, Vice President, Chief Executive Officer and Secretary, as well as a member of the board of directors of the Company. Also on February 26, 2017, the Company appointed Mr. Mike Wang, as interim President, Vice President, Chief Executive Officer and Secretary of the Company. On March 1, 2017, the Company held a special meeting of shareholders electing Mr. Mike Wang as the sole member of the Board. On June 22, 2017, the Board approved the appointment of Herric Chan as the Company's CEO replacing Mike Q. Wang. On October 11, 2017, Herric Chan resigned from his position as CEO due to personal reasons and Mike Wang was reappointed as the Company’s CEO.

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

Our directors currently serve without compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this Report the outstanding common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of Crown Marketing’s 20,056,021,800 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group:

CERTAIN BENEFICIAL OWNERS
Name	Office	Amount and nature of beneficial owner (1)	Percent of class

Mike Wang (2)	CEO, CFO, Director	16,155,746,000	80.55%

All officer and directors as a group (1 person)	N/A	16,155,746,000	80.60%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power.
(2)
A change of control took place on January 19, 2017 from Jay Hooper. Control was obtained by the sale of 16,155,746,000 shares of the Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2017, $44,092 was due to the Company’s current officer and majority shareholder, Mr. Mike Wang, for paying various expenses for the Company after the change in control.

As of June 30, 2016, $34,977 was due the Company’s former President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses.  The advances are non-interest bearing and due on demand.

As of June 30, 2016, a note payable in the amount of $10,000 was due to a limited liability company controlled by the Company’s former President and majority shareholder, Mr. Jay Hooper.  The note bears interest at 4% per annum, is unsecured and is due on demand.

As of June 30, 2016, a note payable in the amount of $531,975 was due to a limited liability company controlled by the Company’s former President and majority shareholder, Mr. Jay Hooper. The note bears interest at 12% per annum, is secured by a security agreement and is due on July 31, 2017.

As of June 30, 2017, as result of the change in control, all payable above to former President and majority shareholder, Mr. Jay Hooper, were cancelled in exchange for selling one of the Company’s subsidiaries to Mr. Hooper.

Through its former subsidiary, Crown Laboratory Inc., the Company leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s former President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016.

The lease commenced December 2, 2013 and was an operating lease. The Company recognizes rent expense on a straight-line basis over the entire lease period. During the years ended June 30, 2016, the Company recorded $590,769 of rent expense. As of June 30, 2016, the Company recorded a deferred lease obligation of $636,154. As of June 30, 2016, the Company owed $120,000 under this lease obligation. During the year ended June 30, 2016, the Company issued 500,000 shares of its Series A Preferred Stock to Temple CB in satisfaction of $500,000 of accrued rent. During the six months ended December 31, 2016, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital. As of June 30, 2017, as result of the change in control, lease obligation was cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder.

The Company currently is using a premises for free, the premises is leased by a company owned by its current majority shareholder.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2017	2016

Audit Fees	$33,500	$33,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

AMERICA GREAT HEALTH

Date: October 13, 2017	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2017	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
America Great Health
 Alhambra, California

We have audited the consolidated balance sheets of America Great Health and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America Great Health and its Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD, LLP
Diamond Bar, California
October 13, 2017

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	June 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$3,827	$-
Other receivable	100	-
Current assets under discontinued operations	-	249,461

TOTAL CURRENT ASSETS	$3,927	$249,461

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expense	$7,902	$-
Due to related party	44,092	-
Current liabilities under discontinued operations	-	174,597

TOTAL CURRENT LIABILITIES	51,994	174,597

Long-term liabilities under discontinued operations	-	1,168,129

TOTAL LIABILITIES	51,994	1,342,726

SHAREHOLDERS' EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,110,297)	(2,143,265)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(48,067)	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,927	$249,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Operations

	Year Ended June 30,
	2017	2016

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	48,366	-

Loss from continuing operations before income taxes	(48,366)	-

Income tax provision	-	-

Loss from continuing operations	(48,366)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(918,666)	(1,150,895)

NET LOSS	$(967,032)	$(1,150,895)

Net loss attributable to non-controlling interest	-	(9,942)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(967,032)	$(1,140,953)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$-
FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,182,268,375	20,049,446,458

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statement of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Total

Balance, June 30, 2015	-	$-	19,981,021,800	$-	$-	$(997,812)	$5,442	$(992,370)

Issuance of redeemable, convertible Series A preferred stock	500,000	500,000	-	-	-	-		500,000

Fair value of shares issued for services	-	-	75,000,000	-	525,000	-		525,000

Sale of Crown Mobile shares	-	-	-	-	25,000	-		25,000

Reclassification of non-controlling interest	-	-	-	-	-	(4,500)	4,500	-

Net loss						(1,140,953)	(9,942)	(1,150,895)

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$-	$550,000	$(2,143,265)	-	$(1,093,265)

Gain on termination of deferred lease obligation - related party	-	-	-	-	636,154	-		636,154

Issuance of common stock upon conversion of preferred stock	(500,000)	(500,000)	80,000,000	-	500,000	-		-

Fair value of common stock issued to acquire trademarks	-	-	100,000,000	-	670,000	-		670,000

Gain on divestiture of subsidiaries	-	-	-	-	706,076			706,076

Net loss	-	-	-	-	-	(967,032)		(967,032)

Balance, June 30, 2017	-	$-	20,236,021,800	$-	$3,062,230	$(3,110,297)		$(48,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2017	2016

Cash Flows from Operating Activities

Net loss	$(967,032)	$(1,150,895)
Loss from discontinued operations	918,666	1,150,895
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating Assets and Liabilities:
Other receivable	(100)	-
Accrued expense	7,903
Net cash used in operating activities from continuing operations	(40,563)	-
Net cash used in operating activities from discontinued operations	(10,612)	(485,322)

Net cash used in operating activities	(51,175)	(485,322)

Cash Flows from Investing Activities

Net cash provided by investing activities from discontinued operations	-	25,000

Net cash provided by investing activities	-	25,000

Cash Flows from Financing Activities

Advances from related party	44,091	-
Net cash provided by financing activities from discontinued operations	6,242	440,715

Net cash provided by financing activities	50,333	440,715

Net decrease in cash	(842)	(19,607)

Cash beginning of period	4,669	24,276
Cash end of period	$3,827	$4,669

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$636,154	$-
Issuance of common stock to acquire trademarks	$670,000	$-
Conversion of preferred stock to common stock	$500,000	$-
Gain on divestiture of subsidiaries	$706,076	$-
Issuance of preferred stock to pay accrued rent payable - related party	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES
(FORMERLY KNOWN AS CROWN MARKETING)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

History and Organization

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the "Company"). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding. After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company. The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

A change of control took place on January 19, 2017 from Jay Hooper. Control was obtained by the sale of 16,155,746,000 shares of the Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang. In connection with the change of control, the Company sold to Jay Hooper, one of its subsidiary, Italiano, Inc., for $100 and another subsidiary, Crown Laboratory Inc., in exchange for the cancellation of all payables and accrued expenses.

On March 1, 2017, the Company filed with the Secretary of State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at June 30, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the year ended June 30, 2017, the Company recorded a net loss of $967,032, used cash to fund continuing and discontinued operating activities of $51,176, and at June 30, 2017, had a shareholders' deficit of $48,067. These factors create substantial doubt about the Company's ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued..  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the year ended June 30, 2017, the Company’s former majority shareholder sold his shares to an investor group. The new owners’ plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the year ended June 30, 2017 were primarily met by loans and advances from current majority shareholder and former majority shareholder.  As of June 30, 2017, we had a cash balance of $3,827.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its current wholly owned subsidiary, America Great Health in California, and former wholly owned subsidiaries, Okra Energy and Crown Laboratory which were disposed in connection with the change of control and accounted for as discontinued operations. Intercompany transactions and accounts have been eliminated in consolidation.

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

Revenues

Effective January 1, 2017, all of the Company’s operations generating these sales became discontinued operations (see Note 3).  For the year ended June 30, 2017, there was no revenue generated.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At June 30, 2017, the subsidiary owned inventories has been sold to the Company's former majority shareholder as a result of the change in control.

Advances to Suppliers

For certain vendors in which the Company agreed to sell its products on a consignment basis, the Company is required to make payments once the inventory is received. The Company records it as advances to suppliers since the title has not been transferred to the Company.  Advances to suppliers were $242,760 at June 30, 2016. At December 31, 2016, the Company determined it would not be able to recover the remaining amount due from its vendors of $102,130 and wrote the balance off during the three months ended December 31, 2016. At June 30, 2017, the subsidiary incurred advances to suppliers has been sold to the Company’s former majority shareholder as a result of the change in control.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended June 30, 2017 and 2016, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2017 and 2016.

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

Segment Information

Effective January 1, 2017, all segments of the Company became discontinued operations (see Note 3).

At June 30, 2016, the Company had three reportable operating segments from the discontinued operations, marketing, mobile and laboratory.

For the year ended June 30, 2017, no single customer accounted for 10% or more of sales and the Company had no foreign sales. For the year ended June 30, 2016, four customers individually accounted for 10% or more of total sales, combining for 51% of total sales. The top five customer during the year ended June 30, 2016 accounted for 60% of total sales. During the year ended June 30, 2016, the Company had foreign sales of $2,605 to one person located in the Peoples Republic of China. All other sales were domestic sales in the United States.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company has adopted ASU 2014-15 on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective basis”). Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2019, and the adoption of this accounting standard update is not expected to have an impact on the Company’s consolidated financial statements until revenue is generated.

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

NOTE 3 – DISCONTINUED OPERATIONS

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. As of January 1, 2017, the Company ceased operations. On January 19, 2017, a change in control completed as the Company’s former majority shareholder sold his 16,155,746,000 shares to an investor group. In connection with the change in control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. As a result, in the year ended June 30, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital. Going forward, the Company’s operations will be determined by the new investor group. As such, at June 30, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Assets and liabilities related to the discontinued operations were as follows:

	June 30,	June 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$-	$4,669
Accounts receivable	-	2,032
Advances to suppliers	-	242,760
Other receivable	-	-
TOTAL CURRENT ASSETS	$-	$249,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$4,020
Due to related party	-	5,600
Accrued rent payable - related party	-	120,000
Advances - related party	-	34,977
Note Payable - related party	-	10,000
TOTAL CURRENT LIABILITIES	-	174,597

Deferred lease obligation - related party	-	636,154
Note payable and accrued interest - related party	-	531,975
TOTAL LIABILITIES	-	1,342,726

SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,062,230)	(2,143,265)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	-	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$249,461

Revenue and expenses related to the discontinued operations were as follows:

	Year Ended
	June 30,
	2017	2016

Sales	$-	$3,174,270

Cost of goods sold	-	2,958,763

Gross profit	-	215,507

Selling, general and administrative expenses:
Rent expense (related party in 2016)	27,786	590,769
Research and development expenses	-	122,680
Selling, general and administrative expenses	859,683	643,278
Total selling, general and administrative expenses	887,469	1,356,727

Loss from operations	(887,469)	(1,141,220)

Other expenses
Rental income	-	45,300
Interest expense, related party	(31,197)	(54,975)
	(31,197)	(9,675)

NET LOSS	$(918,666)	$(1,150,895)

Net loss attributable to non-controlling interest	-	(9,942)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(918,666)	$(1,140,953)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,182,268,375	20,049,446,458

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

At June 30, 2017, as result of the change in control, notes payable to related parties were cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder. Notes payable to related parties at June 30, 2016 were as follows:

	June 30, 2017	June 30, 2016

Note payable, interest at 12% per annum, secured by essentially all assets of the Company, due July 31, 2017. The lender is Temple CB LLC (“Temple”), a limited liability company controlled by Jay Hooper, the Company’s President and majority shareholder	$-	$531,975
Note payable to Jay Hooper, due on demand, interest at 4% per annum	-	10,000
	-	541,975
Less: current portion	-	(10,000)
Notes payable, non-current portion	$-	$531,975

Advances

As of June 30, 2017, as result of the change in control, advance from former related parties were cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder, and as of June 30, 2017, the Company owed $44,092 to its current officer and majority shareholder for paying various expenses for the Company after the change in control. As of June 30, 2016, $34,977 was due to the Company’s former President and majority shareholder, Mr. Jay Hooper, for advances made to the Company to pay for operating expenses. The advances are non-interest bearing and are due on demand.

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

The lease was an operating lease and contained escalating rent payments and a period of free rent. The Company recognized rent expense on a straight-line basis over the entire lease period. During the year ended June 30, 2016, the Company recorded $590,769 of rent expense. During the year ended June 30, 2017, no rent expense was recorded relating to the lease agreement, the Company rented office and warehouse space from a third party company on a month-to-month basis for a few months and recorded a rent expense of $27,786.

As of June 30, 2017, as result of the change in control, lease obligation was cancelled in exchange for selling one of the Company’s subsidiaries to its former majority shareholder. As of June 30, 2016, the Company owed $120,000 under this lease obligation.

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

The Company currently is using a premises for free, the premises is leased by a company owned by its current majority shareholder.

Due to Related Party

During the year ended June 30, 2017, the Company’s current majority shareholder advanced $44,092 to the Company as working capital. The advances are non-interest bearing and are due on demand. During the year ended June 30, 2017, the Company used contract labor services provided by Temple CB, a related party to the Company’s former majority shareholder, totaling $10,000 in discontinued operations. There were no amounts owed to Temple CB as of June 30, 2017. As of June 30, 2016, a total of $5,600 was owed to Temple CB. Total payments made to Temple CB for the services during the year ended June 30, 2016 were $4,400.

During the year ended June 30, 2017, the Company paid $5,000 fee to Herric Chan who was the Company’s CEO from June 22, 2017 to October 11, 2017.

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

There were no preferred shares outstanding as of June 30, 2017.

NOTE 7 – SHAREHOLDERS’ DEFICIT

A change of control took place on January 19, 2017 from Jay Hooper. Control was obtained by the sale of 16,155,746,000 shares of the Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang, the change of control had no impact on the Company’s stockholder’s equity. In connection with the change in controlling ownership, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. As a result, in the year ended June 30, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital.

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

NOTE 8 – NON-CONTROLLING INTEREST

During 2015, the Company entered into a joint venture to create Crown Mobile. The Company owned 50% of the joint venture while two other owners owned 35% and 15%, respectively. Based on the authoritative guidance of the FASB on consolidation, the Company determined it should include Crown Mobile in its consolidated financial statements as a subsidiary since the Company had a controlling financial interest and directed the operating activities of Crown Mobile. The non-controlling interest represents the minority stockholders’ share of 50% of the equity of Crown Mobile. During the year ended June 30, 2016, the non-controlling interest’s share of the loss of Crown Mobile was $9,942.

On December 15, 2015, the Board of Directors of the Company approved the sale of the Company's interest in Crown Mobile for $25,000, which approximated the Company's basis in Crown Mobile on that date. At June 30, 2016, the Company no longer has non-controlling interest.

NOTE 9 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of June 30, 2017, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2017 and 2016 as follows:

	Year Ended June 30,
	2017	2016

Income tax benefit at federal statutory rate	34%	34%
State tax, net of fed effect	6%	6%
Change in valuation allowance	-40%	-40%
	-%	-%

The components of deferred taxes consist of the following at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016

Stock based compensation	$-	$210,000
Net operating loss carryforwards	48,366	647,306
Less: valuation allowance	(48,366)	(857,306)
Net deferred tax assets	$-	$-

As of June 30, 2017, the Company had federal and California income tax net operating loss carryforwards of approximately $2.0 million. These net operating losses will begin to expire 20 years from the date the tax returns will be filed. Currently, no tax returns have been filed for the Company, but the Company believes no taxes will be due because of the operating losses.