Form 10-Q
period 2017-09-30
America Great Health
filed 2017-11-14
CIK 1098009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of November 10, 2017 was 20,236,021,800.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,380	$3,827
Other receivable	100	100

TOTAL CURRENT ASSETS	$3,480	$3,927

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$14,633	$7,902
Due to related party	50,619	44,092

TOTAL CURRENT LIABILITIES	65,252	51,994

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,236,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	3,062,230
Accumulated deficit	(3,124,002)	(3,110,297)
TOTAL SHAREHOLDERS' (DEFICIT	(61,772)	(48,067)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,480	$3,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2017	2016
	(Unaudited)

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	12,905	-

Loss from continuing operations before income taxes	(12,905)	-

Income tax provision	800	-

Loss from continuing operations	(13,705)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(57,967)

NET LOSS	$(13,705)	$(57,967)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$-
FROM DISCONTINUED OPERATIONS	$-	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,056,021,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(13,705)	$(57,967)
Loss from discontinued operations	-	57,967
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating Assets and Liabilities:
Accounts payable and accrued expense	6,731
Net cash used in operating activities from continuing operations	(6,974)	-
Net cash used in operating activities from discontinued operations	-	(46,340)

Net cash used in operating activities	(6,974)	(46,340)

Cash Flows from Financing Activities

Advances from related party	6,527	-
Net cash provided by financing activities from discontinued operations	-	49,250

Net cash provided by financing activities	6,527	49,250

Net increase (decrease) in cash	(447)	2,910

Cash beginning of period	3,827	4,669
Cash end of period	$3,380	$7,579

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$-	$636,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES
FORMERLY CROWN MARKETING AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Nature of the Business

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. A change of control of the Company was completed on January 19, 2017 from Jay Hooper, the former officer and director of the Company and its former majority shareholder. Control was obtained by the sale of 16,155,746,000 shares of Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang. . In connection with the change of control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, at September 30, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

On March 1, 2017, the Company filed with the Secretary of State of the State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2017, the Company recorded a net loss of $13,705, used cash to fund continuing operating activities of $6,974, and at September 30, 2017, had a shareholders' deficit of $61,772. These factors create substantial doubt about the Company's ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the months ended September 30, 2017 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2017, we had a cash balance of $3,380.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its current wholly owned subsidiary, America Great Health in California. Intercompany transactions and accounts have been eliminated in consolidation.

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

Revenues

The Company’s operations through December 31, 2016 became discontinued operations (see Note 3).

For the discontinued operations, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

For the three months ended September 30, 2017, there was no revenue generating activities.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2017 and 2016, as there are no potential shares outstanding that would have a dilutive effect.

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

Segment Information

Effective January 1, 2017, all segments of the Company became discontinued operations (see Note 3).

At September 30, 2016, the Company had one reportable operating segments from the discontinued operations.

For the three months ended September 30, 2017, the Company had no sales. For the three months ended September 30, 2016, no single customer accounted for 10% or more of sales and the Company had no foreign sales.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company has adopted ASU 2014-15 on the Company’s financial statements and disclosures.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have any material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In October 2016, the FASB issued Accounting Standards Update ASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”, Scope of Modification Accounting. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II)”, which is the replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in Part II of this Update do not have an accounting effect. The amendments in Part I of the update are effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. As of January 1, 2017, the Company ceased operations. On January 19, 2017, a change in control completed as the Company’s former majority shareholder sold his 16,155,746,000 shares to an investor group. In connection with the change in control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. As a result, in the year ended June 30, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital. After the change in control, the Company’s operations are determined by the new investor group. As such, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended
	September 30,
	2017	2016
	(Unaudited)

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses:
Rent expense (related party in 2016)	-	20,786
Selling, general and administrative expenses	-	21,958
Total selling, general and administrative expenses	-	42,744

Loss from operations	-	(42,744)

Other expenses
Interest expense, related party	-	(15,223)
	-	(15,223)

NET LOSS	$-	$(57,967)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,056,021,800

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2017, the Company’s current majority shareholder advanced $50,619 to the Company as working capital. During the year ended June 30, 2017, the Company’s current majority shareholder advanced $44,092 to the Company as working capital. The advances are non-interest bearing and are due on demand.

Through its former subsidiary, Crown Laboratory Inc., the Company used to leased a warehouse in El Monte, California. The warehouse is owned by Temple CB LLC, (“Temple CB”), a single member limited liability company owned by the Company’s former President and majority shareholder. In October 2016, the Company and Temple CB agreed to terminate the lease effective as of July 1, 2016. The Company ceased using the premises prior to July 1, 2016.

Currently the Company is using a premises for free, the premises is leased by a company owned by its current majority shareholder.

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

There were no preferred shares outstanding as of September 30, 2017 and June 30, 2017.

NOTE 6 – SHAREHOLDERS’ DEFICIT

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

Effective July 1, 2016, the Company agreed to terminate its lease agreement with Temple CB. During the year ended June 30, 2017, relating to the termination of the lease agreement, the Company recorded a gain on the termination of the deferred lease obligation of $636,154. As the deferred lease obligation was to a related party (Temple CB), the Company recorded the gain as a contribution to Additional Paid-in Capital.

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

Overview of Business

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company under the new management will focus its business in the health related industry. The Company’s Chairman and president, Mike Wang, is the owner of several health related businesses below with which The Company is evaluating the possibilities of forming several joint ventures. The Company might effectuate the joint ventures using stocks.

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

Critical Accounting Policies and Estimates

Revenues

The Company’s operations through December 31, 2016 became discontinued operations (see Note 3).

For the discontinued operations, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

For the three months ended September 30, 2017, there was no revenue generating activities.

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

Results of Operations

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

There was no revenue and cost of sales from continuing operations for the three months ended September 30, 2017. Operating expenses incurred from continuing operations for the three months ended September 30, 2017 was $12,905. Our net loss from discontinued operations for the three months ended September 30, 2016 was $57,967, the Company no longer has activities from discontinued operations for three months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2017, the Company recorded a net loss of $13,705, used cash to fund operating activities from continuing operations of $6,974, and at September 30, 2017, had a shareholders’ deficit of $61,772. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2017 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2017, we had a cash balance of $3,380.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of September 30, 2017, we had $3,380 in cash, negative working capital of $61,772 and an accumulated deficit of $3,124,002.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: November 14, 2017	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)