Form 10-Q
period 2017-12-31
America Great Health
filed 2018-02-20
CIK 1098009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of February 15, 2018 was 20,236,021,800.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “Crown Marketing”)
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$760	$3,827
Other receivable	100	100

TOTAL CURRENT ASSETS	$860	$3,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$10,930	$7,902
Due to related party	66,776	44,092

TOTAL CURRENT LIABILITIES	77,706	51,994

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,236,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	3,062,230
Accumulated deficit	(3,139,076)	(3,110,297)
TOTAL SHAREHOLDERS’ (DEFICIT	(76,846)	(48,067)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$860	$3,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka "Crown Marketing")
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses
Professional fee	12,860	-	23,656	-
Other	2,214	-	4,323	-
	15,074	-	27,979	-

Loss from continuing operations before income taxes	(15,074)	-	(27,979)	-

Income tax provision	-	-	800	-

Loss from continuing operations	(15,074)	-	(28,779)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(860,699)	-	(918,666)

NET LOSS	$(15,074)	$(860,699)	$(28,779)	$(918,666)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$-	$(0.00)	$-
FROM DISCONTINUED OPERATIONS	$-	$(0.00)	$-	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,137,543,539	20,236,021,800	20,096,782,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(28,779)	$(918,666)
Loss from discontinued operations	-	918,666
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating Assets and Liabilities:
Accounts payable and accrued expense	3,028
Net cash used in operating activities from continuing operations	(25,751)	-
Net cash used in operating activities from discontinued operations	-	(10,612)

Net cash used in operating activities	(25,751)	(10,612)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities

Advances from related party	29,684	-
Repayment to related party	(7,000)	-
Net cash provided by financing activities from discontinued operations	-	10,000

Net cash provided by financing activities	22,684	10,000

Net increase (decrease) in cash	(3,067)	(612)

Cash beginning of period	3,827	4,669
Cash end of period	$760	$4,057

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$-	$636,154
Issuance of common stock to acquire trademarks	$-	$670,000
Conversion of preferred stock to common stock	$-	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES
FORMERLY CROWN MARKETING AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Nature of the Business

Through December 31, 2016, the Company’s primary business activity was the sale of various consumer products and accessories. A change of control of the Company was completed on January 19, 2017 from Jay Hooper, the former officer and director of the Company and its former majority shareholder. Control was obtained by the sale of 16,155,746,000 shares of Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang.  In connection with the change of control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, at December 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

On March 1, 2017, the Company filed with the Secretary of State of the State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2017, the Company recorded a net loss of $28,779, used cash to fund continuing operating activities of $25,751, and at December 31, 2017, had a shareholders’ deficit of $76,846. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the months ended December 31, 2017 were primarily met by loans and advances from current majority shareholder.  As of December 31, 2017, we had a cash balance of $760.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its current wholly owned subsidiary, America Great Health in California. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications
Prior period numbers have been reclassified to conform to the current period presentation.

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

For the three and six months ended December 31, 2017, there was no revenue generating activities.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2017 and 2016, as there are no potential shares outstanding that would have a dilutive effect.

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

Segment Information

Effective January 1, 2017, all segments of the Company became discontinued operations (see Note 3).

At December 31, 2016 the Company had one reportable operating segments from the discontinued operations.

For the three and six months ended December 31, 2017, the Company had no sales. For the three and six months ended December 31, 2016, no single customer accounted for 10% or more of sales and the Company had no foreign sales.

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

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses:
Rent expense (related party in 2016)	-	7,000	-	27,786
Selling, general and administrative expenses	-	837,725	-	859,683
Total selling, general and administrative expenses	-	844,725	-	887,469

Loss from operations	-	(844,725)	-	(887,469)

Other expenses
Interest expense, related party	-	(15,974)	-	(31,197)
	-	(15,974)	-	(31,197)

NET LOSS	$-	$(860,699)	$-	$(918,666)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,137,543,539	20,236,021,800	20,096,782,670

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2017, the Company's current majority shareholder advanced $29,684 to the Company as working capital, the Company repaid $7,000 to the current majority shareholder. As of December 31, 2017 and June 30, 2017, the Company owed its current majority shareholder of $66,776 and $44,092 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of December 31, 2017 and June 30, 2017.

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

NOTE 7 – SUBSEQUENT EVENT

On January 04, 2018, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Health & Beauty Group, Inc. (the “Seller”), a California Corporation focus on manufacturing and distribution of health supplements and cosmetic beauty products. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase 51% of common shares of the Seller, for an aggregate purchase price of $765,000, which consisting of 63,750,000 outstanding shares of the Company’s common stock at $0.012 per share.

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

History and Organization

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the “Company”). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation that was subscribed for on December 2, 2013 and then incorporated on December 18, 2013, in exchange for 16,155,746,000 shares of Common Stock of the Company (the “Common Stock”) at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding. After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned approximately 98.8% of the outstanding shares of common stock of the Company. The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

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

1.
Health & Beauty Group Inc. It is a California company in the business of R &D and sale of vitamins and nutritional supplements. It owns more than 20 formulas and engages contract manufacturers to make these products. The company has built up solid sales records both in the US as well as in China. On January 04, 2018, the Company entered into a Stock Purchase Agreement with Health & Beauty Group, Inc. (the “Seller”) to purchase 51% of common shares of the Seller, for an aggregate purchase price of $765,000, which consisting of  63,750,000 outstanding shares of the Company’s common stock at $0.012 per share.

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

The Company is also planning to conduct additional acquisitions. Mike Wang has approached several health related companies in China and met the management of potential acquisition targets. Rapid economic advances in China in the last thirty years have greatly improved the living standards in China. This in turn brings demand in healthcare products and services. Company feels strongly that despite the challenges of cross border business, we might be able to acquire some good growth companies and bring good values to our stockholders.

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

For the three and six months ended December 31, 2017, there was no revenue generating activities.

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

Results of Operations

Results of Operations for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016.

There was no revenue and cost of sales from continuing operations for the three and six months ended December 31, 2017. Operating expenses incurred from continuing operations for the three and six months ended December 31, 2017 was $15,074 and $27,979, respectively. Our net loss from discontinued operations for the three and six months ended December 31, 2016 was $860,699 and $918,666, respectively, the Company no longer has activities from discontinued operations for three and six months ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2017, the Company recorded a net loss of $28,779, used cash to fund operating activities from continuing operations of $25,751, and at December 31, 2017, had a shareholders’ deficit of $76,846. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2017 were primarily met by loans and advances from current majority shareholder.  As of December 31, 2017, we had a cash balance of $760.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of December 31, 2017, we had $760 in cash, negative working capital of $76,846 and an accumulated deficit of $3,139,076.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: February 20, 2018	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)