Form 10-K/A
period 2017-06-30
America Great Health
filed 2018-02-23
CIK 1098009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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
Yes ☐   No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒	Smaller Reporting Company ☒

Emerging growth company ❒

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

EXPLANATORY NOTE
America Great Health (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on October 13, 2017 (the “Original Filing”) to include the entire periodic report and the certifications required by Exchange Act Rule 13a-14(a) and (b). No other changes have been made to the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

FORM 10-K
For the Year Ended June 30, 2017

In this annual report the words “we,” “us,” “our,” and the “Company” refer to Crown Marketing and subsidiaries.

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

Statements made in this Form 10-K that are not historical or current facts are  “forward-looking  statements” made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Employees and Outside Services

The Company’s only employee at the present time is its sole executive officer and director, who devotes full time to the affairs of the Company.  Remaining administrative (non-policy making) officers and consultants and technical personnel such as marketing specialists are being compensated as independent contractors.  We pay these persons on a contract basis as required.

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

Our financial statements appear beginning on page F-1 in this Form 10-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  the Company’s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  During the year ended June 30, 2017, the Company believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, the Company does not believe that such individuals purchased or sold any Common Stock of the Company through public exchange during the year ended June 30, 2017.

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

* On February 26, 2017, Mr. Jay Hooper resigned from his position as President, Vice President, Chief Executive Officer and Secretary, as well as a member of the board of directors of the Company. Also on February 26, 2017, the Company appointed Mr. Mike Wang, as interim President, Vice President, Chief Executive Officer and Secretary of the Company. On March 1, 2017, the Company held a special meeting of shareholders electing Mr. Mike Wang as the sole member of the Board. On June 22, 2017, the Board approved the appointment of Herric Chan as the Company’s CEO replacing Mike Q. Wang. On October 11, 2017, Herric Chan resigned from his position as CEO due to personal reasons and Mike Wang was reappointed as the Company’s CEO.

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

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP
Diamond Bar, California
October 13, 2017

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	June 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$3,827	$-
Other receivable	100	-
Current assets under discontinued operations	-	249,461

TOTAL CURRENT ASSETS	$3,927	$249,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expense	$7,902	$-
Due to related party	44,092	-
Current liabilities under discontinued operations	-	174,597

TOTAL CURRENT LIABILITIES	51,994	174,597

Long-term liabilities under discontinued operations	-	1,168,129

TOTAL LIABILITIES	51,994	1,342,726

SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero and 500,000 shares issued and outstanding	-	500,000
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,056,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	550,000
Accumulated deficit	(3,110,297)	(2,143,265)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(48,067)	(1,093,265)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,927	$249,461

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the year ended June 30, 2017, the Company recorded a net loss of $967,032, used cash to fund continuing and discontinued operating activities of $51,176, and at June 30, 2017, had a shareholders’ deficit of $48,067. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued..  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At June 30, 2017, the subsidiary owned inventories has been sold to the Company’s former majority shareholder as a result of the change in control.

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

2.   Agreement and Plan of Reorganization

2.1  Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013.(4)

3.  Certificate of Incorporation and Bylaws

3.1.  Articles of Incorporation (1)*
3.2   Articles of Merger (2)
3.3   Bylaws(1)
3.4   Amended and Restated Articles of Incorporation, as filed June 24, 2016(3)
3.5   Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016(3)

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
31.1. Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
32.1. Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

* The Company had filed an amendment to its Articles of Incorporation to change the name to “Okra, Inc.’ but this amendment was reversed in an additional amendment filed with the Secretary of State. The name of the Company continues to be “Crown Marketing.”

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

AMERICA GREAT HEALTH

Date: February 23, 2018	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2018	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director