Form 10-Q
period 2018-03-31
America Great Health
filed 2018-05-21
CIK 1098009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of May 21, 2018 was 20,236,021,800.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,382	$3,827
Other receivable	100	100

TOTAL CURRENT ASSETS	$1,482	$3,927

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$15,183	$7,902
Due to related party	72,244	44,092

TOTAL CURRENT LIABILITIES	87,427	51,994

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,800 and 20,236,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	3,062,230
Accumulated deficit	(3,148,175)	(3,110,297)
TOTAL SHAREHOLDERS' DEFICIT	(85,945)	(48,067)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,482	$3,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses
Professional fees	8,641	8,947	32,297	8,947
Other	458	3,177	4,781	3,177
	9,099	12,124	37,078	12,124

Loss from continuing operations before income taxes	(9,099)	(12,124)	(37,078)	(12,124)

Income tax provision	-	-	800	-

Loss from continuing operations	(9,099)	(12,124)	(37,878)	(12,124)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	(918,666)

NET LOSS	$(9,099)	$(12,124)	$(37,878)	$(930,790)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATIONS	$-	$-	$-	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,236,021,800	20,236,021,800	20,164,415,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(37,878)	$(930,790)
Loss from discontinued operations	-	918,666
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating Assets and Liabilities:
Other receivable	-	(100)
Accounts payable and accrued expense	7,281	-
Net cash used in operating activities from continuing operations	(30,597)	(12,224)
Net cash used in operating activities from discontinued operations	-	(10,612)

Net cash used in operating activities	(30,597)	(22,836)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities

Advances from related party	40,752	17,034
Repayment to related party	(12,600)	-
Net cash provided by financing activities from discontinued operations	-	6,242

Net cash provided by financing activities	28,152	23,276

Net increase (decrease) in cash	(2,445)	440

Cash beginning of period	3,827	4,669
Cash end of period	$1,382	$5,109

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$-	$636,154
Issuance of common stock to acquire trademarks	$-	$670,000
Conversion of preferred stock to common stock	$-	$500,000
Gain on divestiture of subsidiaries	$-	$706,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES
FORMERLY CROWN MARKETING AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2018, the Company recorded a net loss of $37,878, used cash to fund continuing operating activities of $30,597, and at March 31, 2018, had a shareholders’ deficit of $85,945. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the months ended March 31, 2018 were primarily met by loans and advances from current majority shareholder.  As of March 31, 2018, we had a cash balance of $1,382.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

For the three and nine months ended March 31, 2018, there was no revenue generating activities.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

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

For the three and nine months ended March 31, 2018, the Company had no sales. For the three and nine months ended March 31, 2017, no single customer accounted for 10% or more of sales and the Company had no foreign sales.

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

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”, Scope of Modification Accounting. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of this standard is not expected to have any material impact on the Company’s consolidated financial statements..

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

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$40,026

Cost of goods sold	-	-	-	28,891

Gross profit	-	-	-	11,135

Selling, general and administrative expenses:
Rent expense (related party in 2016)	-	-	-	27,786
Selling, general and administrative expenses	-	-	-	870,818
Total selling, general and administrative expenses	-	-	-	898,604

Loss from operations	-	-	-	(887,469)

Other expenses
Interest expense, related party	-	-	-	(31,197)
	-	-	-	(31,197)

NET LOSS	$-	$-	$-	$(918,666)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,800	20,236,021,800	20,236,021,800	20,164,415,961

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2018, the Company's current majority shareholder advanced $40,752 to the Company as working capital, the Company repaid $12,600 to the current majority shareholder. As of March 31, 2018 and June 30, 2017, the Company owed its current majority shareholder of $72,244 and $44,092 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of March 31, 2018 and June 30, 2017.

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

NOTE 7 – JOINT VENTURE

On March 5th, 2018, America Great Health, a California Corporation (“AAGH California”), a wholly owned subsidiary of the Company, entered into a Sino-foreign Co-operative Joint Venture Contract (the “JV Agreement”) with Guangzhou Bona Biotechnology Co., Ltd. (“Bona”) pursuant to which the parties will establish a joint venture (the “JV Company”) for the purpose of promoting and developing sales channels for health and cosmetics related products supplied by AAGH California in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region (together, the “China Market”).

Pursuant to the JV Agreement, AAGH California and Bona will each own 49% and 51% of the JV Company, respectively, and AAGH California has the veto right to the majority shareholder’s decision. AAGH California will contribute the initial products supply in equivalent of cash amount of RMB 2.45 million to the JV Company and Bona will contribute any required operating capitals, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of the JV Company. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for the JV Company.

As of March 31, 2018, AAGH CA has not contributed any products supply into the JV Company.

NOTE 8 – SUBSEQUENT EVENT

On January 04, 2018, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Health & Beauty Group, Inc. (the “Seller”), a California Corporation focus on manufacturing and distribution of health supplements and cosmetic beauty products. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase 51% of common shares of the Seller, for an aggregate purchase price of $765,000, which consisting of 63,750,000 outstanding shares of the Company’s common stock at $0.012 per share. On April 05, 2018, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with the seller to rescind the transactions set forth in the Stock Purchase Agreement prior to the transaction closing.

On April 18, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Chaoyang Tianma Enterprise Group, a California company (“Chaoyang Tianma”) pursuant to which Chaoyang Tianma agreed to transfer its 100% ownership of Travel Lodge Pasadena, Pasadena Rose Inn, which located at 2131 E Colorado Blvd., Pasadena, CA 91007, and 2097 E Colorado Blvd., Pasadena, CA 91007, respectively, for a total consideration of USD $13.3 million.

Pursuant to the Agreement, both parties further stipulated that the closing date shall be within the next six to twelve months, the latest date to consummate the acquisition transaction is April 17, 2019. Due to the prolonged closing period, the Company agreed to issue new common stock and deposit the amount of shares with total value of USD $5 million (at $0.05 per share-future value) into a designated third party escrow agent as good faith security deposit, the rest of the consideration of 166 million shares (at $0.05 per share-future value) shall be held by escrow agent as well. Both parties further agreed that due to the fact that the Company has limited cash, within six months upon execution of the Agreement, Chaoyang Tianma shall be able to freely dispose the above defined assets, then the Agreement shall be deemed as being automatically terminated, neither party shall hold the other party liable for any loss. In addition, the good faith deposit shares and the 166 million shares shall be released and returned to the Company. In the event that Chaoyang Tianma is unable to dispose the assets, this Agreement shall be deemed to continue be in effect, then during the subsequent six months, when the Company’s shares reach $0.05 per share, the Company shall coordinate Chaoyang Tianma to complete the acquisition transaction according, in  the event that the Company’s share doesn’t reach $0.05 per share at the end of the subsequent six months period of time, both parties shall agree to delay the closing date till July 17, 2019. However, in the situation that the Company’s share doesn’t reach $0.05 per share by then, also it doesn’t have enough cash to pay Chaoyang Tianma, then it should be deemed as the Company is in default, the aforementioned good faith deposit shares shall be transferred to Chaoyang Tianma. The Company agreed to use its best effort to conduct business operation and increase the value of the Company.

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

1.
Health & Beauty Group Inc. It is a California company in the business of R &D and sale of vitamins and nutritional supplements. It owns more than 20 formulas and engages contract manufacturers to make these products. The company has built up solid sales records both in the US as well as in China. On January 04, 2018, the Company entered into a Stock Purchase Agreement with Health & Beauty Group, Inc. (the “Seller”) to purchase 51% of common shares of the Seller, for an aggregate purchase price of $765,000, which consisting of  63,750,000 outstanding shares of the Company’s common stock at $0.012 per share. On April 05, 2018, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with the seller to rescind the transactions set forth in the Stock Purchase Agreement prior to the transaction closing.

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

On March 5, 2018, America Great Health, a California Corporation (“AAGH CA”), a wholly owned subsidiary of the Company, entered into a Sino-foreign Co-operative Joint Venture Contract (the “JV Agreement”) with Guangzhou Bona Biotechnology Co., Ltd. (“Bona”) to establish a joint venture (the “JV Company”) for the purpose of promoting and developing sales channels for health and cosmetics related products supplied by AAGH CA in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region (together, the “China Market”).

Pursuant to the JV Agreement, AAGH CA and Bona will each own 49% and 51% of the JV Company, respectively, and AAGH California has the veto right to the majority shareholder’s decision. AAGH CA will contribute the initial products supply in equivalent of cash amount of RMB 2.45 million to the JV Company and Bona will contribute any required operating capitals, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of the JV Company. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for the JV Company.  As of March 31, 2018, AAGH CA has not contributed any products supply into the JV Company.

The Company is also planning to conduct additional acquisitions. Mike Wang has approached several health related companies in China and met the management of potential acquisition targets. Rapid economic advances in China in the last thirty years have greatly improved the living standards in China. This in turn brings demand in healthcare products and services. The Company feels strongly that despite the challenges of cross border business, it might be able to acquire some good growth companies and bring good values to our stockholders.

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

For the three and nine months ended March 31, 2018, there was no revenue generating activities.

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

Results of Operations

Results of Operations for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017.

There was no revenue and cost of sales from continuing operations for the three and nine months ended March 31, 2018. Operating expenses incurred from continuing operations for the three and nine months ended March 31, 2018 was $9,099 and $37,878, respectively. Our net loss from discontinued operations for the three and nine months ended March 31, 2017 was $0 and $918,666, respectively, the Company no longer has activities from discontinued operations for three and nine months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2018, the Company recorded a net loss of $37,878, used cash to fund operating activities from continuing operations of $30,597, and at March 31, 2018, had a shareholders’ deficit of $85,945. For the nine months ended March 31, 2017, the Company recorded a net loss of $930,790 of which $918,666 was from discontinued operations, used cash to fund operating activities from continuing operations of $12,224. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2018 were primarily met by loans and advances from current majority shareholder.  As of March 31, 2018, we had a cash balance of $1,382.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of March 31, 2018, we had $1,382 in cash, negative working capital of $85,945 and an accumulated deficit of $3,148,175.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Not applicable.

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

AMERICA GREAT HEALTH

Dated: May 21, 2018	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)