Form 10-K
period 2018-06-30
America Great Health
filed 2018-12-03
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of November 26, 2018 was 20,236,021,800.

FORM 10-K

For the Year Ended June 30, 2018

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

PART I

ITEM 1.  BUSINESS

Historical Development

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the "Company"). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all the common stock of Okra Energy, Inc., a California corporation for on December 2, 2013 and then incorporated on December 18, 2013, for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding.  After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned 98.8% of the outstanding shares of common stock of the Company.  The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

Concurrently with the merger, Jay Hooper was appointed as the sole director and President of the Company.

A change of control of the Company was completed on January 19, 2017 from Jay Hooper, the former officer and director of the Company and its former majority shareholder. Control was obtained by the sale of 16,155,746,000 shares of Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang.  In connection with the change of control, the Company sold to its former majority shareholder one of its subsidiaries for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses.

On March 1, 2017, the Company filed with the Secretary of State of the State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health. Following the name change, the Company applied for a change of its stock ticker symbol from CWNM to AAGH. The application was approved by Financial Industry Regulatory Authority (“FINRA”). Our shares are now trading under the new ticker symbol AAGH.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Through December 31, 2016, the Company’s primary business was the sale of various consumer products and accessories. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

Our Business

Prior to the change of controlling ownership of the common stock, the Company sold consumer products. It acquired electronic products from manufactures and then sold them directly to consumers so as to be more competitive in price. As of December 31, 2016, the Company ceased operations in this line of business.

The Company under the new management will focus its business in the health related industry. The Company’s Chairman and president, Mike Wang, is the owner of several health related businesses below with which The Company is evaluating the possibilities of forming several joint ventures. The Company might effectuate the joint ventures using stock.

1.

Health & Beauty Group Inc (“H&BG”). It is a California company in the business of research and development (“R&D”) and sale of vitamins and nutritional supplements. It owns more than 20 formulas and engages contract manufacturers to make these products. H&BG has built up sales records both in the US as well as in China. On January 4, 2018, the Company entered into a Stock Purchase Agreement with H&BG (the “Seller”) to purchase 51% of common shares of the Seller, for $765,000, which consisted of 63,750,000 outstanding shares of the Company’s common stock at $0.012 per share. On April 5, 2018, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with the seller to rescind the transactions set forth in the Stock Purchase Agreement prior to the transaction closing.

2.

Pro Health Inc., a Tennessee company organized in 2016. It entered into a Sales Agreement with Provision Healthcare, LLC, a Tennessee limited liability company, in the selling of ProNova Equipment, which is a Proton Treatment device used in the treatment of cancer. Other than the sale of equipment, Pro Health will also provide Total Solution Services related with the use of the Equipment.

3.

Sales Agreement between Mike Wang and Dr. William Fang for the marketing and sales of Dr. Fang’s early detection system of Cardio Vascular diseases. The device provides unique 3D imaging for the Cardio Vascular conditions for patients and has already won approval of US Food and Drug Administration (“FDA”). It has very positive significance in helping preventing heart attacks, which are the number one killer in the US as well as in the world.

On March 5, 2018, America Great Health, a California Corporation (“AAGH CA”), a wholly owned subsidiary of the Company, entered into a Sino-foreign Co-operative Joint Venture Contract (the “JV Agreement”) with Guangzhou Bona Biotechnology Co., Ltd. (“Bona”) to establish a JV, Pomeikang Biotechnology (Guangzhou) Co., Ltd. (“Pomeikang”), to promote and develop sales channels for health and cosmetics related products supplied by AAGH CA in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region (together, the “China Market”).

Pursuant to the JV Agreement, AAGH CA and Bona own 49% and 51% of Pomeikang, respectively, and AAGH California has the veto right to stop the majority shareholder’s decision. AAGH CA will contribute the initial products in equivalent of cash amount of RMB 2.45 million ($380,000) to Pomeikang and Bona will contribute any required operating capital, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of Pomeikang. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for Pomeikang.

On May 21, 2018, the Company, entered into an Exclusive Oversea Distribution Agreement (the “Agreement”) with Foshan Wanshunbao Technology Co., Ltd. (“Wanshunbao”), a mainland China based company. According to the Agreement, Wanshunbao wishes to promote and develop oversea sales channels for its unique “Mysteries Fruit” tea and related products worldwide. The Company is appointed as Wanshunbao’s exclusive distributor to market and sell the “Mysteries Fruit” herbal tea and related products in geographic areas covers all over the world except mainland China.

In the past 20 years, Wangshunbao has dedicated to improve its R&D, and production of the unique “Mysteries Fruit” and related supplemental products, currently, Wangshunbao has developed a leading role in this industry, and is in the process of expanding its business model worldwide to a 10 billion RMB ($1,500,000,000) industry chain. To achieve that goal, Wangshunbao’s management team had been actively seeking a qualified international distributor and business partner to execute its expansion plan.

The Company’s management team was invited to Foshan, China in early May, 2018 to visit Wangshunbao and its production facilities, upon extensive discussion and negotiation, the Company was granted with exclusive distribution rights worldwide for “Mysteries Fruit” tea and related products. The Company believes by introducing “Mysteries Fruit” products to oversee consumers would have a huge beneficial effect; and the management is confident about this business opportunity, as the Company’s core team members all have been in health and supplemental related industry for over 20 years, and has substantial nutrient products sales experiences and marketing channels. The Company is currently conducting preliminary sales campaigns for “Mysteries Fruit” products.

The Company is also planning to make additional acquisitions. Mike Wang has approached several health related companies in China and met the management of potential acquisition targets. Rapid economic advances in China in the last 30 years have greatly improved the living standards in China. This in turn brings demand in healthcare products and services. The Company feels strongly that despite the challenges of cross border business, it might be able to acquire some good growth companies and bring good values to our stockholders.

As inherent with any new business development, there are risks involved in such endeavors. For all the healthcare related businesses afore-mentioned, the Company is evaluating what kind of risks we are facing. The Company notices that vitamin and nutrition supplement business is a highly competitive market and faces multiple regulatory monitoring. The compliance challenge is constant. Regarding proton treatment sales, the device is very expensive and for such large ticket item, the procurement process can be long and arduous. The sale of cardio vascular device also has its challenges. The device is not well known and the acceptance of the use requires major efforts in educating not only the medical professionals but also consumers. This would demand financial as well as other resources. Although the Company is making some progress in the Merger and Acquisition efforts, any potential results, if any, are still not certain.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”.  There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2018.  The last sale price of our common stock on October 5, 2018 was $0.014 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2018 and 2017, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2018	First Quarter	$0.0080	$0.0050
	Second Quarter	$0.0050	$0.0020
	Third Quarter	$0.0300	$0.0020
	Fourth Quarter	$0.0160	$0.0080

2017	First Quarter	$0.0070	$0.0038
	Second Quarter	$0.0060	$0.0110
	Third Quarter	$0.0061	$0.0059
	Fourth Quarter	$0.0060	$0.0058

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

Holders

As of October 5, 2018, there were approximately 208 shareholders of record holding 20,236,021,800 shares of common stock.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2018.   This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2018

None

Performance Graphic

 This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in 2018

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

History and Organization

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the "Company"). Pursuant to an Agreement and Plan of Reorganization dated December 2, 2013, the Company acquired all of the common stock of Okra Energy, Inc., a California corporation on December 2, 2013 and then incorporated on December 18, 2013, for 16,155,746,000 shares of Common Stock of the Company (the "Common Stock") at the closing of the Agreement on December 3, 2013.  Immediately prior to the closing, there were approximately 3,825,275,800 shares of Common Stock outstanding. After the closing, the beneficial owner of Okra Energy, Inc. shareholder, Jay Hooper, owned 98.8% of the outstanding shares of common stock of the Company. The transaction was accounted for as a reverse merger (recapitalization) with Okra Energy, Inc. deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.

A change of control took place on January 19, 2017 from Jay Hooper. Control was obtained by the sale of 16,155,746,000 shares of the Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang. In connection with the change of control, the Company sold to Jay Hooper, one of its subsidiaries, Italiano, Inc., for $100 and another subsidiary, Crown Laboratory Inc., in exchange for the cancellation of all payables and accrued expenses.

On March 1, 2017, the Company filed with the Secretary of State of Wyoming an Articles of Amendment to change the corporate name from Crown Marketing to America Great Health.

On March 9, 2017, the Company formed a wholly owned subsidiary, America Great Health, under the laws of the State of California.

Overview of Business

Through December 31, 2016, the Company’s primary business was the sale of various consumer products and accessories. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company under the new management will focus its business in the health related industry. The Company’s Chairman and president, Mike Wang, is the owner of several health related businesses below with which The Company is evaluating the possibilities of forming several JVs. The Company might effectuate the JVs using stocks.

1.

H&BG. It is a California company in the business of R &D and sale of vitamins and nutritional supplements. It owns more than 20 formulas and engages contract manufacturers to make these products. The company has built up sales records both in the US as well as in China. On January 4, 2018, the Company entered into a Stock Purchase Agreement with H&BG (the “Seller”) to purchase 51% of common shares of the Seller, for $765,000, which consisted of 63,750,000 outstanding shares of the Company’s common stock at $0.012 per share. On April 5, 2018, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with the seller to rescind the transactions set forth in the Stock Purchase Agreement prior to the transaction closing.

2.

Pro Health Inc., a Tennessee company organized in 2016. It entered into a Sales Agreement with Provision Healthcare , LLC, a Tennessee limited liability company, in the selling of ProNova Equipment, which is a Proton Treatment device used in the treatment of cancer. Other than the sale of equipment, Pro Health will also provide Total Solution Services related with the use of the Equipment.

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

On March 5, 2018, America Great Health, a California Corporation (“AAGH CA”), a wholly owned subsidiary of the Company, entered into a Sino-foreign Co-operative Joint Venture Contract (the “JV Agreement”) with Guangzhou Bona Biotechnology Co., Ltd. (“Bona”) to establish a JV,Pomeikang Biotechnology (Guangzhou) Co., Ltd. (“Pomeikang”), to promote and develop sales channels for health and cosmetics related products supplied by AAGH CA in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region (together, the “China Market”).

Pursuant to the JV Agreement, AAGH CA and Bona each own 49% and 51% of Pomeikang, respectively, and AAGH California has the veto right to stop the majority shareholder’s decision. AAGH CA will contribute the initial products supply in equivalent of cash amount of RMB 2.45 million ($368,000) to Pomeikang and Bona will contribute any required operating capital, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of Pomeikang. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for Pomeikang.

On May 21, 2018, the Company, entered into an Exclusive Oversea Distribution Agreement (the “Agreement”) with Foshan Wanshunbao Technology Co., Ltd. (“Wanshunbao”), a mainland China based company. According to the Agreement, Wanshunbao wishes to promote and develop overseas sales channels for its unique “Mysteries Fruit” tea and related products worldwide. The Company is appointed as Wanshunbao’s exclusive distributor to market and sell the “Mysteries Fruit” herbal tea and related products in geographic areas covers all over the world except mainland China.

In the past 20 years, Wangshunbao has dedicated to improve its R&D, and production of the unique “Mysteries Fruit” and related supplemental products, currently, Wangshunbao has developed a leading role in this industry, and is in the process of expanding its business model worldwide to a 10 billion RMB ($1.5 billion) industry chain. To achieve that goal, Wangshunbao’s management team had been actively seeking a qualified international distributor and business partner to execute its expansion plan.

The Company’s management team was invited to Foshan, China in early May, 2018 to visit Wangshunbao and its production facilities, upon extensive discussion and negotiation, the Company was granted with exclusive distribution rights worldwide for “Mysteries Fruit” tea and related products. The Company believes by introducing “Mysteries Fruit” products to oversee consumers would have a huge beneficial effect; and the management is confident about this business opportunity, as the Company’s core team members all have been in health and supplemental related industry for over 20 years, and has substantial nutrient products sales experiences and marketing channels. The Company is currently conducting preliminary sales campaigns for “Mysteries Fruit” products.

The Company is also planning to conduct additional acquisitions. Mike Wang has approached several health related companies in China and met the management of potential acquisition targets. Rapid economic advances in China in the last 30 years have greatly improved the living standards in China. This in turn brings demand in healthcare products and services. The Company feels strongly that despite the challenges of cross border business, it might be able to acquire some good growth companies and bring good values to our stockholders.

As inherent with any new business development, there are risks involved in such endeavor. For all the healthcare related businesses afore-mentioned, the Company is evaluating what kind of risks we are facing. The Company notices that vitamin and nutrition supplement business is a highly competitive market and faces multiple regulatory monitoring. The compliance challenge is constant. Regarding proton treatment sales, the device is very expensive and for such large ticket item, the procurement process can be long and arduous. The sale of cardio vascular device also has its challenges. The device is not well known and the acceptance of the use requires major efforts in educating not only the medical professionals but also consumers. This would demand financial as well as other resources. Although the Company is making some progress in its Merger and Acquisition efforts, any results, are still not certain.

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

For the year ended June 30, 2018, there were no revenue generating activities.

Estimates

The preparation of these consolidated financial statements (“CFS”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others, the fair value of shares of common stock issued for services. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update (“ASU”) related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective basis”). Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this ASU on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on its CFS.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s CFS.

In October 2016, the FASB issued ASUASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”, Scope of Modification Accounting. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of this standard is not expected to have any material impact on the Company’s CFS.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II)”, which is the replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in Part II of this Update do not have an accounting effect. The amendments in Part I of the update are effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company’s present or future CFS.

Results of Operations

Results of Operations for the year ended June 30, 2018 compared to the year ended June 30, 2017.

There was no revenue and cost of sales from continuing operations for the year ended June 30, 2018. Operating expenses from continuing operations for the year ended June 30, 2018 was $58,149. Our net loss from discontinued operations for the year ended June 30, 2017 was $918,666. The Company no longer has activities from discontinued operations for year ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying CFS were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2018, the Company recorded a net loss of $59,386, used cash to fund operating activities from continuing operations of $46,830, and at June 30, 2018, had a shareholders’ deficit of $107,453. For the year ended June 30, 2017, the Company recorded a net loss of $967,032 of which $918,666 was from discontinued operations, used cash to fund operating activities from continuing operations of $40,563. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the year ended June 30, 2018 were primarily met by loans and advances from current majority shareholder.  As of June 30, 2018, we had cash of $15.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2018, we had $15 in cash, negative working capital of $120,431 and an accumulated deficit of $3,169,683.

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

Our financial statements appear beginning on page F-1in this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 2018, we engaged MJF & Associates, LLP (“MJF”) as our independent registered public accounting firm to audit the Company’s CFS as of June 30, 2018, and for the year then ended. MJF will be performing reviews of the unaudited consolidated quarterly financial statements to be included in the Company’s quarterly reports on Form 10-Q for the year ended June 30, 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2018.

We identified material weaknesses in our ICFR primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The members of the Board of Directors (“BOD”) of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the BOD.  The following are the directors, executive officers and key employees of the Company.

Our management team is headed by experienced Chief Executive Officer Mike Wang, who was elected on March 1, 2017.

Mike Wang, age 62, has been working in the health supplements business for about 19 years.  He is the President of America Great Health. And he is also the vice-president of the American Nutrion and Health Association in Los Angeles, California.

Code of Ethics

The Company has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our current low level of operations as a public entity.  The Company intends to adopt a code of ethics in near future.

Audit Committee Financial Expert

The Company does not have either an Audit Committee or a financial expert on the BOD.   The BOD believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  the Company's  officers, directors and persons  who  own  more than 10 percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  During the year ended June 30, 2018, the Company believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, the Company does not believe that such individuals purchased or sold any Common Stock of the Company through public exchange during the year ended June 30, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer in the years ended June 30, 2018 and 2017 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mike Wang Chief Executive/Chief Financial Officer	2018	-	-	-	-	-	-	-	-

Mike Wang Chief Executive/Chief Financial Officer *	2017	-	-	-	-	-	-	-	-

Herric Chan *	2017	5,000	-	-	-	-	-	-	-

Jay Hooper Chief Executive/Chief Financial Officer *	2016	-	-	-	-	-	-	-	-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this Report the outstanding common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s 20,236,021,800 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group:

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

As of June 30, 2018, $100,525 was due to the Company’s current officer and majority shareholder, Mr. Mike Wang, for paying various expenses for the Company.

As of June 30, 2017, $44,092 was due to the Company’s current officer and majority shareholder, Mr. Mike Wang, for paying various expenses for the Company after the change in control.

As of June 30, 2017, as result of the change in control, all payable to former President and majority shareholder, Mr. Jay Hooper, were cancelled in exchange for selling one of the Company’s subsidiaries to Mr. Hooper.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2018	2017

Audit Fees	$14,083	$33,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our BOD performs the duties of an audit committee.  Our BOD evaluates and approves, in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.

(a)    Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

America Great Health
Alhambra, California

We have audited the consolidated balance sheet of America Great Health and Subsidiaries (the “Company”) as of June 30, 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2018. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America Great Health and its Subsidiaries as of June 30, 2018, and the results of their operations and their cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & Associates

MJF & Associates

Los Angeles, California

November 8, 2018

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

/s/ TAAD, LLP

Diamond Bar, California

October 13, 2017

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	June 30,	June 30,
	2018	2017

ASSETS
CURRENT ASSETS
Cash	$15	$3,827
Other receivable	100	100

TOTAL CURRENT ASSETS	115	3,927

Long term investment	12,978	-

TOTAL ASSETS	$13,093	$3,927

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,021	$7,902
Due to related party	100,525	44,092

TOTAL CURRENT LIABILITIES	120,546	51,994

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,800 shares issued and outstanding	-	-
Additional paid-in capital	3,062,230	3,062,230
Accumulated deficit	(3,169,683)	(3,110,297)
TOTAL SHAREHOLDERS' DEFICIT	(107,453)	(48,067)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$13,093	$3,927

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Operations

	Year Ended June 30,
	2018	2017

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses
Professional fees	45,028	36,837
Other	13,121	11,529
	58,149	48,366

Loss from continuing operations before income taxes and other income (expense)	(58,149)	(48,366)

Other income (expenses)
Equity in loss of equity method investee	(437)	-
	(437)	-

Loss from continuing operations before income taxes	(58,586)	(48,366)

Income tax provision	800	-

Loss from continuing operations	(59,386)	(48,366)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(918,666)

NET LOSS	$(59,386)	$(967,032)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATIONS	$-	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	20,236,021,800	20,182,268,375

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”) Consolidated Statement of Shareholders' Deficit
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2016	500,000	$500,000	20,056,021,800	$-	$550,000	$(2,143,265)	$(1,093,265)

Gain on termination of deferred lease obligation - related party	-	-	-	-	636,154	-	636,154

Issuance of common stock upon conversion of preferred stock	(500,000)	(500,000)	80,000,000	-	500,000	-	-

Fair value of common stock issued to acquire trademarks	-	-	100,000,000	-	670,000	-	670,000

Gain on divestiture of subsidiaries	-	-	-	-	706,076		706,076

Net loss	-	-	-	-	-	(967,032)	(967,032)

Balance, June 30, 2017	-	-	20,236,021,800	-	3,062,230	(3,110,297)	(48,067)

Net loss	-	-	-	-	-	(59,386)	(59,386)

Balance, June 30, 2018	-	$-	20,236,021,800	$-	$3,062,230	$(3,169,683)	$(107,453)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2018	2017

Cash Flows from Operating Activities

Net loss	$(59,386)	$(967,032)
Loss from discontinued operations	-	918,666
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	437	-
Changes in operating Assets and Liabilities:
Other receivable	-	(100)
Accounts payable and accrued expenses	12,119	7,903
Net cash used in operating activities from continuing operations	(46,830)	(40,563)
Net cash used in operating activities from discontinued operations	-	(10,612)

Net cash used in operating activities	(46,830)	(51,175)

Cash Flows from Investing Activities

Long-term investment	(13,415)	-

Net cash used in investing activities	(13,415)	-

Cash Flows from Financing Activities

Advances from related party	82,153	44,091
Repayment to related party	(25,720)	-
Net cash provided by financing activities from discontinued operations	-	6,242

Net cash provided by financing activities	56,433	50,333

Net increase (decrease) in cash	(3,812)	(842)

Cash beginning of year	3,827	4,669
Cash end of year	$15	$3,827

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Gain on termination of deferred lease obligation - related party recorded as a contribution to additional paid-in capital	$-	$636,154
Issuance of common stock to acquire trademarks	$-	$670,000
Conversion of preferred stock to common stock	$-	$500,000
Gain on divestiture of subsidiaries	$-	$706,076

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

(FORMERLY KNOWN AS CROWN MARKETING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2018 AND 2017

NOTE 1 – NATURE OF BUSINESS

History and Organization

America Great Health, formerly Crown Marketing, is a Wyoming corporation (the "Company"). A change of control of the Company was completed on January 19, 2017 from Jay Hooper, the former officer and director of the Company and its former majority shareholder. Control was obtained by the sale of 16,155,746,000 shares of Company common stock from Mr. Hooper to an investor group led by Mike Q. Wang.  In connection with the change of control, the Company sold to its former majority shareholder a subsidiary for $100 and another subsidiary in exchange for the cancellation of all payables and accrued expenses. After December 31, 2016, the Company’s operations are determined and structured by the new investor group. As such, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

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

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2018, the Company recorded a net loss of $59,386, and at June 30, 2018, had a shareholders’ deficit of $107,453. These factors create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the 12 months ended June 30, 2018 were primarily met by loans and advances from current majority shareholder.  As of June 30, 2018, we had a cash balance of $15.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The CFS includes the accounts of the Company and its current wholly owned subsidiary, America Great Health in California. Intercompany transactions and accounts were eliminated in consolidation.

Reclassifications

Prior period numbers have been reclassified to conform to the current period presentation.

Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services. Actual results could differ from those estimates.

Revenues

The Company’s operations through December 31, 2016 became discontinued (see Note 3).

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

For the year ended June 30, 2018, we had no revenue generating activities.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2018 and 2017.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Segment Information

Effective January 1, 2017, all operations of the Company became discontinued operations (see Note 3).

At December 31, 2016, the Company had one reportable operating segment from the discontinued operations.

For the year ended June 30, 2018, the Company had no sales. For the year ended June 30, 2017, no single customer accounted for 10% or more of sales and the Company had no foreign sales.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update (“ASU”) related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective basis”). Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this ASU on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on its CFS.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”, Scope of Modification Accounting. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of this standard is not expected to have any material impact on the Company’s CFS.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II)”, which is the replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in Part II of this Update do not have an accounting effect. The amendments in Part I of the update are effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company’s present or future CFS.

NOTE 3 – DISCONTINUED OPERATIONS

Through December 31, 2016, the Company’s primary business was the sale of various consumer products and accessories. As of January 1, 2017, the Company ceased operations. On January 19, 2017, a change in control completed as the Company’s former majority shareholder sold his 16,155,746,000 shares to an investor group. In connection with the change in control, the Company sold to its former majority shareholder one of its subsidiary for $100 and another subsidiary for the cancellation of all payables and accrued expenses. As a result, in the year ended June 30, 2017, the Company recorded a gain on divestiture of subsidiaries of $706,076, as the subsidiaries were sold to a related party, the Company recorded the gain as a contribution to Additional Paid-in Capital. After the change in control, the Company’s operations are determined by the new investor group. As such, the Company accounted for all of its assets, liabilities and results of operations up to January 1, 2017 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Revenue and expenses of the discontinued operations were as follows:

Year Ended June 30,
2017

Selling, general and administrative expenses:
Rent expense	$27,786
Selling, general and administrative expenses	859,683
Total selling, general and administrative expenses	887,469

Loss from operations	(887,469)

Other expenses
Interest expense, related party	(31,197)
(31,197)

NET LOSS	$(918,666)

BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC	20,182,268,375

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2018, the Company's current majority shareholder advanced $82,153 to the Company as working capital and the Company repaid $25,720 to the shareholder. As of June 30, 2018 and June 30, 2017, the Company owed its current majority shareholder of $100,525 and $44,092 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of June 30, 2018 and June 30, 2017.

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

NOTE 7 – JOINT VENTURE

On March 5th, 2018, America Great Health, a California Corporation (“AAGH California”), a wholly owned subsidiary of the Company, entered into a Sino-foreign Co-operative Joint Venture Contract (the “JV Agreement”) with Guangzhou Bona Biotechnology Co., Ltd. (“Bona”) pursuant to which the parties established a JV, Pomeikang Biotechnology (Guangzhou) Co., Ltd. (“Pomeikang”) to promote and develop sales channels for health and cosmetics related products supplied by AAGH California in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region (together, the “China Market”).

Pursuant to the JV Agreement, AAGH California and Bona own 49% and 51% of the Pomeikang, respectively, and AAGH California has the veto right to the majority shareholder’s decision. AAGH California will contribute the initial products supply in equivalent of cash amount of RMB 2.45 million ($380,000) to Pomeikang and Bona will contribute any required operating capitals, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of Pomeikang. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for Pomeikang.

The following table summarizes the income statement of Pomeikang.

From date of equity investment to 6/30/2018

Sales	$12,063
Gross profit	7,946
Net loss	(891)
49% share	(437)

The following table provides the summary of balance sheet information for Pomeikang.

As of June 30, 2018

Total assets	$23,544
Net assets	23,544
49% ownership	11,536
Ending balance of investment account	12,978
Difference	(1,442)

The difference of $1,442 was mainly due to the effect of exchange rate.

NOTE 8 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2018, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2018 and 2017 as follows:

	Year Ended June 30,
	2018	2017

Income tax benefit at federal statutory rate	34%	34%
State tax, net of fed effect	6%	6%
Change in valuation allowance	-40%	-40%
	-%	-%

The components of deferred taxes consist of the following at June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017

Net operating loss carryforwards	$1,267,873	$1,244,119
Less: valuation allowance	(1,267,873)	(1,244,119)
Net deferred tax assets	$-	$-

As of June 30, 2018, the Company had federal and California income tax net operating loss carryforwards of approximately $3.2 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

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

31.1. Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1. Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The Company had filed an amendment to its Articles of Incorporation to change the name to “Okra, Inc.’ but this amendment was reversed in an additional amendment filed with the Secretary of State. The name of the Company continues to be “Crown Marketing.”

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

(1)                 Filed with original registration statement.

(2)                 Filed with amendment no. 1.

(3)                 Filed with the Annual Report on Form 10-K for the year ended June 30, 2013.

(4)                 Filed with Current Report on Form 8-K dated December 2, 2013.

(5)                 Filed with the Annual Report on Form 10-K for the year ended June 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA GREAT HEALTH

Date: November 30, 2018	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 30, 2018	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director