Form 10-Q
period 2018-09-30
America Great Health
filed 2020-12-10
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of November 23, 2020 was 20,236,021,836.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$67	$15
Other receivable	-	100

TOTAL CURRENT ASSETS	67	115

Long term investment	12,012	12,978

TOTAL ASSETS	$12,079	$13,093

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$25,688	$20,021
Income tax payable	800	-
Due to related party	100,677	100,525

TOTAL CURRENT LIABILITIES	127,165	120,546

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	-	-
Additional paid-in capital	3,062,230	3,062,230
Accumulated deficit	(3,177,316)	(3,169,683)
TOTAL SHAREHOLDERS' DEFICIT	(115,086)	(107,453)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$12,079	$13,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Operations

	Three Months Ended September 30,
	2018	2017
	(Unaudited)

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses
Professional fee	5,668	12,296
Other	200	609
	5,868	12,905

Loss from operations	(5,868)	(12,905)

Other income (expenses)
Loss on investment	(966)	-
	(966)	-

Loss before income tax	(6,834)	(12,905)

Income tax provision	800	800

NET LOSS	$(7,634)	$(13,705)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(7,634)	$(13,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	966	-
Changes in operating Assets and Liabilities:
Other receivable	100	-
Accounts payable and accrued expense	5,668	6,731
Income tax payable	800
Net cash used in operating activities	(100)	(6,974)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	152	6,527
Net cash provided by financing activities	152	6,527

Net increase (decrease) in cash	52	(447)

Cash beginning of period	15	3,827
Cash end of period	$67	$3,380

Interest paid	$-	$-
Taxes paid	$-	$800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

FORMERLY CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

Nature of the Business

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2018, the Company recorded a net loss of $7,634, used cash to fund continuing operating activities of $100, and at September 30, 2018, had a shareholders’ deficit of $115,086. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the months ended September 30, 2018 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2018, we had a cash balance of $67.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its current wholly owned subsidiary, America Great Health in California. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Prior period numbers have been reclassified to conform to the current period presentation. Professional fee was reclassified to be separately disclosed on the Consolidated Statements of Operations for the three months ended September 30, 2017.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

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

Recent Accounting Pronouncements

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2018, the Company's current majority shareholder advanced $152 to the Company as working capital. As of September 30, 2018 and June 30, 2018, the Company owed its current majority shareholder of $100,677 and $100,525 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of September 30, 2018 and June 30, 2018.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At September 30, 2018 and June 30, 2018, the Company had 20,236,021,836 shares issued and outstanding.

NOTE 6 – JOINT VENTURE

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

Pursuant to the JV Agreement, AAGH California and Bona own 49% and 51% of the Pomeikang, respectively, and AAGH California has the veto right to the majority shareholder’s decision. The equity method has been used for this JV for the three months ended September 30, 2018. AAGH California will contribute the initial products supply in equivalent of cash amount of RMB 2.45 million ($380,000) to Pomeikang and Bona will contribute any required operating capitals, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of Pomeikang. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for Pomeikang.

The following table summarizes the income statement of Pomeikang.

From date of equity investment to 9/30/2018

Sales	$20,740
Gross profit	13,739
Net loss	(2,803)
49% share	(1,373)

The following table provides the summary of balance sheet information for Pomeikang.

As of September 30, 2018

Total assets	$20,565
Net assets	20,565
49% ownership	10,077
Ending balance of investment account	12,012
Difference	(1,932)

The difference of $1,932 was mainly due to the effect of exchange rate.

At December 31, 2018, the Company decided to no longer participate in Pomeikang’s operations. On April 1, 2019, AAGH California transferred its 49% ownership to Bona for $1.

NOTE 8 – INCOME TAXES

As of September 30, 2018, the Company had federal and California income tax net operating loss carryforwards of approximately $3.2 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

At December 31, 2018, the Company decided to no longer participate in Pomeikang’s operations. On April 1, 2019, AAGH California transferred its 49% ownership to Bona for $1.

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

Results of Operations

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

There was no revenue and cost of sales for the three months ended September 30, 2018 and 2017.

Operating expenses incurred for the three months ended September 30, 2018 and 2017 was $5,868 and $12,905, respectively. The decrease was mainly due to the lower professional fee.

Our net loss for the three months ended September 30, 2018 and 2017 was $7,634 and $13,705, respectively. The decrease in net loss was mainly due to the lower operating expenses, partly offset by the loss on investment from Pomeikang incurred in the three months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2018, the Company recorded a net loss of $7,634, used cash to fund operating activities of $100, and at September 30, 2018, had a shareholders’ deficit of $115,086. For the three months ended September 30, 2018, the Company recorded a net loss of $ $13,705, used cash to fund operating activities of $6,974. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2018 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2018, we had a cash balance of $67.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of September 30, 2018, we had $67 in cash, negative working capital of $127,098 and an accumulated deficit of $3,177,316.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: December 10, 2020	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)