Form 10-K
period 2019-06-30
America Great Health
filed 2021-03-23
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                             to

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of January 31, 2021 was 20,236,021,836.

FORM 10-K

For the Year Ended June 30, 2019

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

On June 24, 2019, the Company registered a wholly owned subsidiary in China, Meizhong Health Industry Development Co., Ltd. The subsidiary is mainly engaged in merger and acquisition, investment and financing, and marketing of medical equipment and health products in China.

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

Employees and Outside Services

The company only has one executive and financial officer who devotes full time to the affairs of the Company. Remaining administrative (non-policy making) officers and consultants and technical personnel such as marketing specialists are being compensated as independent contractors. We pay these persons on a contract basis as required.

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

The Company currently is using a premises for free, the premise is leased by a company owned by its current majority shareholder.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”.  There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30,2019.  The last sale price of our common stock on November 3, 2020 was $0.0147 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2019 and 2018, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2019	First Quarter	$0.0150	$0.0090
	Second Quarter	$0.0230	$0.0090
	Third Quarter	$0.0230	$0.0098
	Fourth Quarter	$0.0200	$0.0090

2018	First Quarter	$0.0080	$0.0050
	Second Quarter	$0.0050	$0.0020
	Third Quarter	$0.0300	$0.0020
	Fourth Quarter	$0.0160	$0.0080

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

Holders

As of June 30, 2019, there were approximately 534 shareholders of record holding 20,236,021,836 shares of common stock.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2019.   This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2019

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

On June 14, 2019, the Company registered a wholly owned subsidiary in China, Meizhong Health Industry Development Co., Ltd. The subsidiary is mainly engaged in merger and acquisition, investment and financing, and marketing of medical equipment and health products in China.

Overview of Business

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

The company and Blue Sea International Holdings Co., Ltd. signed a letter of intent on August 28, 2018. According to the letter of intent, Blue Sea International Holdings Co., Ltd. Intends to invest $50 million for the Company's marketing, product development, and merger and acquisition activities. The two parties also signed a marketing contract for 10,000 cardio vascular device after the Company obtains the necessary permit in China.

HuaHengJian (Beijing) Biotechnology Co., Ltd., Zhengzhou RuiBoSi Medical Devices Co., Ltd. and other companies have agreed to sell or lease more than 10,000 cardio vascular device in China after the Company obtains the necessary permit in China.

The company is negotiating an acquisition intention with Hongkong Pure Aesthetics Biotechnology Limited, which holds several patents in stem cell. The patents are valued at nearly $59 million.

The Company is discussing the possibility of establishing a joint venture in California with an individual who has nearly ten years experiences in health products market.

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

Results of Operations

Results of Operations for the year ended June 30, 2019 compared to the year ended June 30, 2018.

There was no revenue and cost of sales for the year ended June 30, 2019.

Operating expenses for the year ended June 30, 2019 and June 30, 2018 was $46,771 and $58,149, respectively. The decrease in the year ended June 30, 2019 was mainly due to the lower professional fee.

Our net loss for the year ended June 30, 2019 and 2018 was $65,043 and $59,386, respectively. The increase in net loss in the year ended June 30, 2019 was mainly due to the loss on disposal of JV investment, partly offset by lower professional fee.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying CFS were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2019, the Company recorded a net loss of $ $65,043, used cash to fund operating activities of $27,792, and at June 30, 2019, had a shareholders’ deficit of $168,002. For the year ended June 30, 2018, the Company recorded a net loss of $59,386, used cash to fund operating activities of $46,830. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the year ended June 30, 2019 were primarily met by loans and advances from current majority shareholder. As of June 30, 2019, we had cash of $102.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2019, we had $102 in cash, negative working capital of $168,002 and an accumulated deficit of $3,234,726.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2020, we engaged TAAD LLP (“TAAD”) as our independent registered public accounting firm to audit the Company’s CFS as of June 30, 2019, and for the year then ended. TAAD will also be performing reviews of the unaudited consolidated quarterly financial statements to be included in the Company’s quarterly reports on Form 10-Q for the year ended June 30, 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2019.

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

Mike Wang, age 66, has been working in the health supplements business for about 19 years.  He is the President of America Great Health. And he is also the vice-president of the American Nutrition and Health Association in Los Angeles, California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. During the year ended June 30, 2019, the Company believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, the Company does not believe that such individuals purchased or sold any Common Stock of the Company through public exchange during the year ended June 30, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer in the years ended June 30, 2019 and 2018 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mike Wang Chief Executive/Chief Financial Officer	2019	-	-	-	-	-	-	-	-

Mike Wang Chief Executive/Chief Financial Officer	2018	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

Our directors currently serve without compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this Report the outstanding common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s 20,236,021,836 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group:

CERTAIN BENEFICIAL OWNERS
Name	Office	Amount and nature of beneficial owner (1)	Percent of class

Mike Wang (2)	CEO, CFO, Director	15,456,226,000	76.38%

All officer and directors as a group (1 person)	N/A	15,456,226,000	76.38%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2019, the Company's current majority shareholder advanced $29,379 to the Company as working capital and the Company repaid $1,500 to the shareholder. As of June 30, 2019 and June 30, 2018, the Company owed its current majority shareholder of $128,404 and $100,525 respectively. The advances are non-interest bearing and are due on demand.

The Company currently is using a premise for free, the premises is leased by a company owned by its current majority shareholder.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2018	2019

Audit Fees	$14,083	$20,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

1.

(a)    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

America Great Health

Alhambra, California

We have audited the consolidated balance sheet of America Great Health and Subsidiaries (the “Company”) as of June 30, 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

MJF & Associates

Los Angeles, California

November 8, 2018

To the Board of Directors and Stockholders

America Great Health And Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of America Great Health and Subsidiaries (the “Company”) as of June 30, 2019, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2020

Diamond Bar, California

March 22, 2021

America Great Health and Subsidiaries (fka “Crown Marketing”)
Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$102	$15
Other receivable	-	100
TOTAL CURRENT ASSETS	102	115

Long term investment	-	12,978

TOTAL ASSETS	$102	$13,093

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$38,900	$20,021
Income tax payable	800	-
Due to related party	128,404	100,525
TOTAL CURRENT LIABILITIES	168,104	120,546

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,066,724	3,062,230
Accumulated deficit	(3,234,726)	(3,169,683)
TOTAL SHAREHOLDERS' DEFICIT	(168,002)	(107,453)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$102	$13,093

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)
Consolidated Statements of Operations

	Year Ended June 30,
	2019	2018

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses
Professional fee	33,507	45,028
Other	13,264	13,121
	46,771	58,149

Loss from operations	(46,771)	(58,149)

Other income (expenses)
Interest expense	(4,494)	-
Loss on investment	(966)	(437)
Loss on disposal of investment	(12,012)	-
	(17,472)	(437)

Loss before income taxes	(64,243)	(58,586)

Income tax provision	800	800

NET LOSS	$(65,043)	$(59,386)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”) Consolidated Statement of Shareholders' Deficit

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2017	-	-	20,236,021,836	$-	$3,062,230	$(3,110,297)	$(48,067)

Net loss	-	-	-	-	-	(59,386)	(59,386)

Balance, June 30, 2018	-	-	20,236,021,836	-	3,062,230	(3,169,683)	(107,453)

Imputed Interest	-	-	-	-	4,494	-	4,494
Net loss	-	-	-	-	-	(65,043)	(65,043)

Balance, June 30, 2019	-	$-	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(65,043)	$(59,386)
Loss from discontinued operations	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	966	437
Loss on disposal of investment	12,012	-
Imputed interest	4,494	-
Changes in operating Assets and Liabilities:
Other receivable	100	-
Accounts payable and accrued expense	18,879	12,119
Income tax payable	800	-
Net cash used in operating activities	(27,792)	(46,830)

Cash Flows from Investing Activities
Long-term investment	-	(13,415)
Net cash used in investing activities	-	(13,415)

Cash Flows from Financing Activities
Advances from related party	29,379	82,153
Repayment to related party	(1,500)	(25,720)
Net cash provided by financing activities	27,879	56,433

Net increase (decrease) in cash	87	(3,812)

Cash beginning of period	15	3,827
Cash end of period	$102	$15

Interest paid	$-	$-
Taxes paid	$-	$800

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

(FORMERLY KNOWN AS CROWN MARKETING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

On June 24, 2019, the Company registered a wholly owned subsidiary in China, Meizhong Health Industry Development Co., Ltd. The subsidiary is mainly engaged in merger and acquisition, investment and financing, and marketing of medical equipment and health products in China.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2019, the Company recorded a net loss of $65,043, used cash to fund operating activities of $27,792, and at June 30, 2019, had a shareholders’ deficit of $168,002. These factors create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the 12 months ended June 30, 2019 were primarily met by loans and advances from current majority shareholder.  As of June 30, 2019, we had a cash balance of $102. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2019 and 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2019, the Company's current majority shareholder advanced $29,379 to the Company as working capital and the Company repaid $1,500 to the shareholder. As of June 30, 2019 and June 30, 2018, the Company owed its current majority shareholder of $128,404 and $100,525 respectively. The advances are non-interest bearing and are due on demand.

Currently the Company is using a premise for free, the premises is leased by a company owned by its current majority shareholder.

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

There were no preferred shares outstanding as of June 30, 2019 and June 30, 2018.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At June 30, 2019 and 2018, the Company had 20,236,021,836 shares issued and outstanding.

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

AAGH California contributed products valued at $13,415 to the JV Company prior to December 31, 2018. And there was no operation during the period from October 1, 2018 to December 31, 2018, therefore at December 31, 2018, the Company decided to no longer participate in Pomeikang’s operations. As a result, a loss on disposal of investment of $12,012 was recorded at December 31, 2018. On April 1, 2019, AAGH California transferred its 49% ownership to Bona for $1.

NOTE 7 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2019, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2019 and 2018 as follows:

	Year Ended June 30,
	2019	2018

Income tax benefit at federal statutory rate	21%	34%
State tax, net of fed effect	7%	6%
Change in valuation allowance	-28%	-40%
	-%	-%

The components of deferred taxes consist of the following at June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018

Net operating loss carryforwards	$905,723	$1,267,873
Less: valuation allowance	(905,723)	(1,267,873)
Net deferred tax assets	$-	$-

As of June 30, 2019, the Company had federal and California income tax net operating loss carryforwards of approximately $3.2 million. These net operating losses originating in tax years beginning prior to Jan. 1, 2018 will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018 will be carry forwarded indefinitely.

NOTE 8 – SUBSEQUENT EVENTS

On December 7, 2020, America Great Health, a California Corporation (“AAGH California”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “Agreement”) with Brilliant Healthcare Limited. (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, row material procumbent, mergers and acquisitions, and consulting services. As of the time of filing these financial statements with the Company’s annual report, the formation of the JV Company has not been completed. After the formation of the JV company is completed, the Company shall invest USD $4.2 million in the JV Company within the next 24 months for 60% equity ownership of the JV Company, Brilliant shall transfer its patented technology (with estimated value of USD $29.8 million) to the JV Company as its capital contribution, to account for 40% equity ownership.

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members.

On February 10, 2021, the Company completed its financial and legal due diligence. As of the time of filing these financial statements with the Company’s annual report, the 510,000,000 common shares have not been transferred to Purecell’s nominated trustee.

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

31.1  Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1. Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The Company had filed an amendment to its Articles of Incorporation to change the name to “Okra, Inc.’ but this amendment was reversed in an additional amendment filed with the Secretary of State. The name of the Company continues to be “Crown Marketing.”

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

AMERICA GREAT HEALTH

Date: March 22, 2021	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2021	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director