Form 10-Q
period 2019-09-30
America Great Health
filed 2021-05-07
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 20,236,021,836.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$47	$102
TOTAL CURRENT ASSETS	47	102
TOTAL ASSETS	$47	$102

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$38,300	$38,900
Income tax payable	1,600	800
Due to related party	131,156	128,404
TOTAL CURRENT LIABILITIES	171,056	168,104

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,067,866	3,066,724
Accumulated deficit	(3,238,875)	(3,234,726)
TOTAL SHAREHOLDERS' DEFICIT	(171,009)	(168,002)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$47	$102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2019	2018
	(Unaudited)

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses
Professional fee	1,965	5,667
Other	188	200
	2,153	5,867

Loss from operations	(2,153)	(5,867)

Other income (expenses)
Interest expense	(1,196)	-
Loss on investment	-	(966)
	(1,196)	(966)

Loss before income tax	(3,349)	(6,833)

Income tax provision	800	800

NET LOSS	$(4,149)	$(7,633)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, JUNE 30, 2018 (Unaudited)	20,236,021,836	$-	$3,062,230	$(3,169,683)	$(107,453)

Net loss	-	-	-	(7,633)	(7,633)

BALANCE, SEPTEMBER 30, 2018 (Unaudited)	20,236,021,836	-	3,062,230	(3,177,316)	(115,086)

BALANCE, JUNE 30, 2019 (Unaudited)	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)

Imputed interest			1,142		1,142
Net loss	-	-	-	(4,149)	(4,149)

BALANCE, SEPTEMBER 30, 2019 (Unaudited)	20,236,021,836	-	3,067,866	(3,238,875)	(171,009)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,149)	$(7,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	-	966
Imputed interest	1,142	-
Changes in operating Assets and Liabilities:
Other receivable	-	100
Accounts payable and accrued expense	(600)	5,668
Income tax payable	800	800
Net cash used in operating activities	(2,807)	(99)

Cash Flows from Financing Activities
Advances from related party	2,752	152
Net cash provided by financing activities	2,752	152

Net increase (decrease) in cash	(55)	53

Cash beginning of period	102	15
Cash end of period	$47	$67

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

FORMERLY CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2019, the Company recorded a net loss of $4,149, used cash to fund operating activities of $2,807, and at September 30, 2019, had a shareholders’ deficit of $171,009. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2019 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2019, we had a cash balance of $47.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2019 and June 30, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019, the Company's current majority shareholder advanced $25,738 to the Company as working capital and the Company repaid $22,986 to the shareholder. As of September 30 and June 30, 2019, the Company owed its current majority shareholder of $131,156 and $128,404 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of September 30 and June 30, 2019.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At September 30 and June 30, 2019, the Company had 20,236,021,836 shares issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of September 30, 2019, the Company had federal and California income tax net operating loss carryforwards of approximately $3.2 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 – SUBSEQUENT EVENTS

On December 7, 2020, America Great Health, a California Corporation (“AAGH California”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “Agreement”) with Brilliant Healthcare Limited. (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, row material procumbent, mergers and acquisitions, and consulting services. As of the time of filing these financial statements with the Company’s quarterly report, the formation of the JV Company has not been completed. After the formation of the JV company is completed, the Company shall invest USD $4.2 million in the JV Company within the next 24 months for 60% equity ownership of the JV Company, Brilliant shall transfer its patented technology (with estimated value of USD $29.8 million) to the JV Company as its capital contribution, to account for 40% equity ownership.

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

On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, 510,000,000 common shares were transferred to Purecell’s nominated trustee.

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

Results of Operations

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

There was no revenue and cost of sales for the three months ended September 30, 2019.

Operating expenses for the three months ended September 30, 2019 and September 30, 2018 was $2,153 and $5,868, respectively. The decrease in three months ended September 30, 2019 was mainly due to the lower professional fee.

Our net loss for the three months ended September 30, 2019 and September 30, 2018 was $4,149 and $7,633 respectively. The decrease in net loss in three months ended September 30, 2019 was mainly due to the lower professional fee and no loss from the JV investment, partly offset by the interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2019, the Company recorded a net loss of $4,149, used cash to fund operating activities of $2,807, and at September 30, 2019, had a shareholders’ deficit of $171,009. For the three months ended September 30, 2018, the Company recorded a net loss of $7,633, used cash to fund operating activities of $99. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2019 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2019, we had a cash balance of $47.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of September 30, 2019, we had $47 in cash, negative working capital of $171,009 and an accumulated deficit of $3,238,875.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: May 7, 2021	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)