Form 10-Q
period 2019-12-31
America Great Health
filed 2021-06-08
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of May 21, 2021 was 20,746,021,836.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$147	$102

TOTAL CURRENT ASSETS	147	102
TOTAL ASSETS	$147	$102

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$35,734	$38,900
Income tax payable	1,600	800
Due to related party	143,808	128,404

TOTAL CURRENT LIABILITIES	181,142	168,104

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,069,042	3,066,724
Accumulated deficit	(3,250,037)	(3,234,726)
TOTAL SHAREHOLDERS' DEFICIT	(180,995)	(168,002)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$147	$102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses
Professional fee	3,548	20,830	5,513	26,498
Other	6,438	3,698	6,626	3,898
	9,986	24,528	12,139	30,396

Loss from operations	(9,986)	(24,528)	(12,139)	(30,396)

Other income (expenses)
Interest expense	(1,176)	-	(2,372)	-
Loss on investment	-	-	-	(966)
Loss on disposal of investment	-	(12,012)	-	(12,012)
	(1,176)	(12,012)	(2,372)	(12,978)

Loss before income tax	(11,162)	(36,540)	(14,511)	(43,374)

Income tax provision	-	-	800	800

NET LOSS	$(11,162)	$(36,540)	$(15,311)	$(44,174)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,236,021,836	20,236,021,836	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, JUNE 30, 2018 (Unaudited)	20,236,021,836	$-	$3,062,230	$(3,169,683)	$(107,453)

Net loss	-	-	-	(7,633)	(7,633)

BALANCE, SEPTEMBER 30, 2018 (Unaudited)	20,236,021,836	-	3,062,230	(3,117,316)	(115,086)

Net Loss	-	-	-	(36,540)	(36,540)

BALANCE, DECEMBER 31, 2018 (Unaudited)	20,236,021,836	$-	$3,062,230	$(3,213,856)	$(151,626)

BALANCE, JUNE 30, 2019 (Unaudited)	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)
Imputed interest	-	-	1,142	-	1,142
Net loss	-	-	-	(4,149)	(4,149)

BALANCE, SEPTEMBER 30, 2019 (Unaudited)	20,236,021,836	-	3,067,866	(3,238,875)	(171,009)
Imputed interest	-	-	1,176	-	1,176
Net Loss	-	-	-	(11,162)	(11,162)

BALANCE , DECEMBER 31, 2019 (Unaudited)	20,236,021,836	$-	$3,069,042	$(3,250,037)	$(180,995)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Cash Flows

	Six Months Ended December 31
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(15,311)	$(44,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	-	966
Loss on disposal of investment	-	12,012
Imputed interest	2,318	-
Changes in operating Assets and Liabilities:
Other receivable	-	100
Accounts payable and accrued expense	(3,166)	6,341
Income tax payable	800	800
Net cash used in operating activities	(15,359)	(23,955)

Cash Flows from Financing Activities
Advances from related party	63,350	25,576
Repayment to related party	(47,946)	(1,500)
Net cash provided by financing activities	15,404	24,076

Net increase in cash	45	121

Cash beginning of period	102	15
Cash end of period	$147	$136

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

FORMERLY CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2019, the Company recorded a net loss of $15,311, used cash to fund operating activities of $15,359, and at December 31, 2019, had an accumulated deficit of $3,250,037. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the periods ended December 31, 2019 were primarily met by loans and advances from current majority shareholder.  As of December 31, 2019, we had a cash balance of $147. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2019 and June 30, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2019, the Company's current majority shareholder advanced $63,350 to the Company as working capital and the Company repaid $47,946 to the shareholder. As of December 31, 2019 and June 30, 2019, the Company owed its current majority shareholder of $143,808 and $128,404 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of December 31, 2019 and June 30, 2019.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At December 31, 2019 and June 30, 2019, the Company had 20,236,021,836 shares issued and outstanding.

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

Pursuant to the JV Agreement, AAGH California and Bona will each own 49% and 51% of the JV Company, respectively, and AAGH California has the veto right to the majority shareholder’s decision. The equity method has been used for this JV. AAGH California will contribute the initial products supply in equivalent of cash amount of RMB 2.45 million to the JV Company and Bona will contribute any required operating capitals, experienced sales team, promotional effort, and customer services to ensure normal day to day operation of the JV Company. Bona will also be responsible for acquiring any required government permits, sales permits, and business licenses for the JV Company.

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

NOTE 7 – INCOME TAXES

As of December 31, 2019, the Company had federal and California income tax net operating loss carryforwards of approximately $3.2 million. These net operating losses (“NOL”) will begin to expire 20 years from the date the tax returns are filed or indefinitely for NOL incurred for tax years beginning in 2018.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On May 18 , 2021, the Company and David Tsai (“Dr. Tsai”), a pioneer in anti-cancer peptide research and invention in the United States, entered into a Cooperation Agreement, in which Dr. Tsai shall provide to the Company of relevant theories, technologies, methods, sources of raw materials, processing and production techniques, quality standards, quality control methods and other information and details related to his anti-cancer protein peptides, oral insulin and activation technology; Dr. Tsai shall also be responsible for the whole process of technology and product production, application and implementation, as well as professional technical support, consultation and cooperation in the process of product verification, publicity, promotion and sales. As consideration, the Company agreed to grant 8 million shares of AAGH common stock to Dr. Tsai along with certain monthly compensations and sales bonus.

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

Results of Operations

Results of Operations for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018.

There was no revenue and cost of sales for the three and six months ended December 31, 2019.

Operating expenses incurred for the three months ended December 31, 2019 and 2018 was $9,986 and $24,528, respectively. Operating expenses incurred for the six months ended December 31, 2019 and 2018 was $12,139 and $30,396, respectively. The decrease in the quarter and six months ended December 31, 2019 was mainly due to the lower professional fee.

Our net loss for the three months ended December 31, 2019 and 2018 was $11,162 and $36,540, respectively. Our net loss for the six months ended December 31, 2019 and 2018 was $15,311 and $44,174, respectively. The decrease in net loss in the quarter and six months ended December 31, 2019 was mainly due to the lower professional fee and no loss on disposal of JV investment, partly offset by the interest expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2019, the Company recorded a net loss of $15,311, used cash to fund operating activities of $15,359, and at December 31, 2019, had a shareholders’ deficit of $180,995. For the six months ended December 31, 2018, the Company recorded a net loss of $44,174, used cash to fund operating activities of $23,955. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2019 were primarily met by loans and advances from current majority shareholder.  As of December 31, 2019, we had a cash balance of $149.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of December 31, 2019, we had $147 in cash, negative working capital of $180,995 and an accumulated deficit of $3,250,037.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREAT HEALTH

Dated: June 8, 2021	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)