Form 10-Q
period 2020-03-31
America Great Health
filed 2021-06-08
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$84	$102

TOTAL CURRENT ASSETS	84	102
TOTAL ASSETS	$84	$102

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$35,466	$38,900
Income tax payable	1,600	800
Due to related party	145,494	128,404

TOTAL CURRENT LIABILITIES	182,560	168,104

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,070,302	3,066,724
Accumulated deficit	(3,252,778)	(3,234,726)
TOTAL SHAREHOLDERS' DEFICIT	(182,476)	(168,002)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$84	$102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses
Professional fee	1,384	2,376	6,897	28,874
Other	98	5,155	6,724	9,053
	1,482	7,531	13,621	37,927

Loss from operations	(1,482)	(7,531)	(13,621)	(37,927)

Other income (expenses)
Interest Expense	(1,259)	-	(3,631)	-
Loss on investment	-	-	-	(966)
Loss on disposal of investment	-	-	-	(12,012)
	(1,259)	-	(3,631)	(12,978)

Loss before income tax	(2,741)	(7,531)	(17,252)	(50,905)

Income tax provision	-	-	800	800

NET LOSS	$(2,741)	$(7,531)	$(18,052)	$(51,705)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,236,021,836	20,236,021,836	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, JUNE 30, 2018 (Unaudited)	20,236,021,836	$-	$3,062,230	$(3,169,683)	$(107,453)

Net loss	-	-	-	(44,174)	(44,174)

BALANCE, DECEMBER 31, 2018 (Unaudited)	20,236,021,836	-	3,062,230	(3,213,857)	(151,627)

Net Loss	-	-	-	(7,531)	(7,531)

BALANCE, MARCH 31, 2019 (Unaudited)	20,236,021,836	$-	$3,062,230	$(3,221,388)	$(159,158)

BALANCE, JUNE 30, 2019 (Unaudited)	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)
Imputed interest	-	-	2,318	-	2,318
Net loss	-	-	-	(15,311)	(15,311)

BALANCE, DECEMBER 31, 2019 (Unaudited)	20,236,021,836	-	3,069,042	(3,250,037)	(180,995)
Imputed interest	-	-	1,260	-	1,260
Net Loss	-	-	-	(2,741)	(2,741)

BALANCE , MARCH 31, 2020 (Unaudited)	20,236,021,836	$-	$3,070,302	$(3,252,778)	$(182,476)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Cash Flows

	Nine Months Ended March 31
	2020	2019
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(18,052)	$(51,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	-	966
Loss on disposal of investment	-	12,012
Imputed interest	3,578	-
Changes in operating Assets and Liabilities:
Other receivable	-	100
Accounts payable and accrued expense	(3,434)	11,064
Income tax payable	800	800
Net cash used in operating activities	(17,108)	(26,763)

Cash Flows from Financing Activities
Advances from related party	94,106	28,446
Repayment to related party	(77,016)	(1,500)
Net cash provided by financing activities	17,090	26,946

Net increase (decrease) in cash	(18)	183

Cash beginning of period	102	15
Cash end of period	$84	$198

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

FORMERLY CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2020, the Company recorded a net loss of $18,052, used cash to fund operating activities of $17,108, and at March 31, 2020, had a shareholders’ deficit of $182,476. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the periods ended March 31, 2020 were primarily met by loans and advances from current majority shareholder.  As of March 31, 2020, we had a cash balance of $84.  We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2020 and June 30, 2019.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2020, the Company's current majority shareholder advanced $94,106 to the Company as working capital and the Company repaid $77,016 to the shareholder. As of March 31, 2020 and June 30, 2019, the Company owed its current majority shareholder of $145,494 and $128,404 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of March 31, 2020 and June 30, 2019.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At March 31, 2020 and June 30, 2019, the Company had 20,236,021,836 shares issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of March 31, 2020, the Company had federal and California income tax net operating loss carryforwards of approximately $3.2 million. These net operating losses (“NOL”) will begin to expire 20 years from the date the tax returns are filed or indefinitely for NOL incurred for tax years beginning in 2018.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended March 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On May 18, 2021, the Company and David Tsai (“Dr. Tsai”), a pioneer in anti-cancer peptide research and invention in the United States, entered into a Cooperation Agreement, in which Dr. Tsai shall provide to the Company of relevant theories, technologies, methods, sources of raw materials, processing and production techniques, quality standards, quality control methods and other information and details related to his anti-cancer protein peptides, oral insulin and activation technology; Dr. Tsai shall also be responsible for the whole process of technology and product production, application and implementation, as well as professional technical support, consultation and cooperation in the process of product verification, publicity, promotion and sales. As consideration, the Company agreed to grant 8 million shares of AAGH common stock to Dr. Tsai along with certain monthly compensations and sales bonus.

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

Results of Operations

Results of Operations for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019.

There was no revenue and cost of sales for the three and nine months ended March 31, 2020.

Operating expenses incurred for the three months ended March 31, 2020 and 2019 was $1,482 and $7,531, respectively. Operating expenses incurred for the nine months ended March 31, 2020 and 2019 was $13,621 and $37,927, respectively. The decrease in the quarter ended March 31, 2020 was mainly due to the lower professional fee.

Our net loss for the three months ended March 31, 2020 and 2019 was $2,741 and $7,531, respectively. Our net loss for the nine months ended March 31, 2020 and 2019 was $18,052 and $51,705, respectively. The decrease in net loss in the quarter ended March 31, 2020 was mainly due to the lower professional fee, partly offset by the interest expenses. The decrease in net loss in the nine months ended March 31, 2020 was mainly due to no loss on investment from the JV and no loss on disposal of JV investment as well as the lower professional fee, partly offset by the interest expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2020, the Company recorded a net loss of $18,052, used cash to fund operating activities of $17,108, and at March 31, 2020, had a shareholders’ deficit of $182,476. For the nine months ended March 31, 2019, the Company recorded a net loss of $51,705, used cash to fund operating activities of $26,763. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2020 were primarily met by loans and advances from current majority shareholder.  As of March 31, 2020, we had a cash balance of $84.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of March 31, 2020, we had $84 in cash, negative working capital of $182,476 and an accumulated deficit of $3,252,778.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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