Form 10-K
period 2020-06-30
America Great Health
filed 2021-07-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of July 12, 2021 was 21,070,866,399.

FORM 10-K

For the Year Ended June 30, 2020

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

ITEM 2.  PROPERTIES

The Company currently is using a premise for free, the premise is leased by a company owned by its current majority shareholder.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”.  There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2020.  The last sale price of our common stock on May 21, 2021 was $0.1679 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2020 and 2019, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2020	First Quarter	$0.0195	$0.0060
	Second Quarter	$0.0180	$0.0051
	Third Quarter	$0.0150	$0.0048
	Fourth Quarter	$0.0120	$0.0050

2019	First Quarter	$0.0150	$0.0090
	Second Quarter	$0.0230	$0.0090
	Third Quarter	$0.0230	$0.0098
	Fourth Quarter	$0.0200	$0.0090

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

Holders

As of June 30, 2020, there were approximately 630 shareholders of record holding 20,236,021,836 shares of common stock.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2020.   This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2020

None

Performance Graphic

This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in year ended June 30, 2020

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

Results of Operations

Results of Operations for the year ended June 30, 2020 compared to the year ended June 30, 2019.

There was no revenue and cost of sales for the year ended June 30, 2020.

Operating expenses for the year ended June 30, 2020 and 2019 was $48,256 and $46,771, respectively. The slight increase in the year ended June 30, 2020 was mainly due to the higher professional fee.

Our net loss for the year ended June 30, 2020 and 2019 was $51,916 and $65,043, respectively. The decrease in net loss in the year ended June 30, 2020 was mainly due to no loss on investment from the JV and no loss on disposal of JV investment, as wells as the gross profit generated by sales, partly offset by the higher operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying CFS were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2020, the Company recorded a net loss of $ $51,916, used cash to fund operating activities of $39,559, and at June 30, 2020, had a shareholders’ deficit of $215,007. For the year ended June 30, 2019, the Company recorded a net loss of $65,043, used cash to fund operating activities of $27,792. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the year ended June 30, 2020 were primarily met by loans and advances from current majority shareholder. As of June 30, 2020, we had cash balance of $166.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2020, we had $166 in cash, negative working capital of $215,007 and an accumulated deficit of $3,286,642.

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

None

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2020.

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

Mike Wang, age 67, has been working in the health supplements business for about 20 years.  He is the President of America Great Health. And he is also the vice-president of the American Nutrition and Health Association in Los Angeles, California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. During the year ended June 30, 2020, the Company believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, the Company does not believe that such individuals purchased or sold any Common Stock of the Company through public exchange during the year ended June 30, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer in the years ended June 30, 2020 and 2019 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mike Wang Chief Executive/Chief Financial Officer	2020	-	-	-	-	-	-	-	-

Mike Wang Chief Executive/Chief Financial Officer	2019	-	-	-	-	-	-	-	-

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

CERTAIN BENEFICIAL OWNERS
Name	Office	Amount and nature of beneficial owner (1)	Percent of class

Mike Wang (2)	CEO, CFO, Director	8,565,142,133	42.33%

All officer and directors as a group (1 person)	N/A	8,565,142,133	42.33%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2020, the Company's current majority shareholder advanced $121,840 to the Company as working capital and the Company repaid $82,217 to the shareholder. As of June 30, 2020 and 2019, the Company owed its current majority shareholder of $168,028 and $128,404 respectively. The advances are non-interest bearing and are due on demand.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2020	2019

Audit Fees	$20,000	$20,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

America Great Health and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of America Great Health and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD, LLP

We have served as the Company’s auditor since 2020, and we previously served as the Company’s auditor from 2016 through 2018

Diamond Bar, California

July 12, 2021

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Balance Sheets

	June 30,	June 30,
	2020	2019

ASSETS
CURRENT ASSETS
Cash	$166	$102
Inventory	1,141	-
Other receivable	2,587	-

TOTAL CURRENT ASSETS	3,894	102
TOTAL ASSETS	$3,894	$102

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expense	$49,273	$38,900
Income tax payable	1,600	800
Due to related party	168,028	128,404

TOTAL CURRENT LIABILITIES	218,901	168,104

SHAREHOLDERS' DEFICIT

Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,071,635	3,066,724
Accumulated deficit	(3,286,642)	(3,234,726)
TOTAL SHAREHOLDERS' DEFICIT	(215,007)	(168,002)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,894	$102

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Operations

	Year Ended June 30,
	2020	2019

Sales	$5,474	$-

Cost of goods sold	3,369	-

Gross profit	2,105	-

Selling, general and administrative expenses
Professional fee	34,255	33,507
Other	14,001	13,264
	48,256	46,771

Loss from operations	(46,151)	(46,771)

Other income (expenses)
Interest expense	(4,965)	(4,494)
Loss on investment	-	(966)
Loss on disposal of investment	-	(12,012)
	(4,965)	(17,472)

Loss before income tax	(51,116)	(64,243)

Income tax provision	800	800

NET LOSS	$(51,916)	$(65,043)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”) Consolidated Statement of Shareholders' Deficit

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2018	-	$-	20,236,021,836	$-	$3,062,230	$(3,169,683)	$(107,453)

Imputed Interest	-	-	-	-	4,494	-	4,494
Net loss	-	-	-	-	-	(65,043)	(65,043)

Balance, June 30, 2019	-	-	20,236,021,836	-	3,066,724	(3,234,726)	(168,002)

Imputed Interest	-	-	-	-	4,911	-	4,911
Net loss	-	-	-	-	-	(51,916)	(51,916)

Balance, June 30, 2020	-	$-	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)
Consolidated Statements of Cash Flows

	Year Ended June 30
	2020	2019

Cash Flows from Operating Activities
Net loss	$(51,916)	$(65,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	-	966
Loss on disposal of investment	-	12,012
Imputed interest	4,911	4,494
Changes in operating Assets and Liabilities:
Inventory	(1,141)	-
Other receivable	(2,587)	100
Accounts payable and accrued expense	10,374	18,879
Income tax payable	800	800
Net cash used in operating activities	(39,559)	(27,792)

Cash Flows from Financing Activities
Advances from related party	121,840	29,379
Repayment to related party	(82,217)	(1,500)
Net cash provided by financing activities	39,623	27,879

Net increase (decrease) in cash	64	87

Cash beginning of period	102	15
Cash end of period	$166	$102

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

(FORMERLY KNOWN AS CROWN MARKETING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2020, the Company recorded a net loss of $51,916, used cash to fund operating activities of $39,559, and at June 30, 2020, had a shareholders’ deficit of $215,007. These factors create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the 12 months ended June 30, 2020 were primarily met by loans and advances from current majority shareholder.  As of June 30, 2020, we had a cash balance of $166. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, America Great Health in California and Meizhong Health Industry Development Co., Ltd, Intercompany transactions and accounts were eliminated in consolidation.

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

Revenues

Revenue from sale of goods under Topic 606, Revenue from Contracts with Customers, is recognized in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2020 and 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2020, the Company's current majority shareholder advanced $121,840 to the Company as working capital and the Company repaid $82,217 to the shareholder. As of June 30, 2020 and 2019, the Company owed its current majority shareholder of $168,028 and $128,404 respectively. The advances are non-interest bearing and are due on demand.

Currently the Company is using a premise for free, the premises is leased by a company owned by its current majority shareholder.

NOTE 4 – SHAREHOLDERS’ DEFICIT

At June 30, 2020 and 2019, the Company had 20,236,021,836 shares issued and outstanding.

NOTE 5 – JOINT VENTURE

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

NOTE 6 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2020, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2020 and 2019 as follows:

	Year Ended June 30,
	2020	2019

Income tax benefit at federal statutory rate	21%	21%
State tax, net of fed effect	7%	7%
Change in valuation allowance	-28%	-28%
	-%	-%

The components of deferred taxes consist of the following at June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019

Net operating loss carryforwards	$238,591	$905,723
Less: valuation allowance	(238,591)	(905,723)
Net deferred tax assets	$-	$-

As of June 30, 2020, the Company had federal and California income tax net operating loss carryforwards of $852,111 . These net operating losses originating in tax years beginning prior to Jan. 1, 2018 will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018 will be carry forwarded indefinitely.

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

1) Shares issued for merger & acquisition

Investment in Brilliant Healthcare Limited

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

Investment in Imedipus Inc.

On January 30, 2020, the Company and Imediplus Inc. (“Imediplus”), a leading medical institution in Taiwan, entered into a Cooperation Agreement, in which the Company agreed to acquire 48% of the equity of Imediplus, as consideration, the Company shall pay $1,000,000 and issue 662,000,000 common shares to Imediplus. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members.

As of June 30, 2021, the Company has not completed its financial and legal due diligence and has not consummated the acquisition of Imediplus.

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus.

Investment in Purecell Group

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence.  On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd ("Purecell") in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at market price of $0.14 per share.

On May 11, 2021, Aussie Produce PTY LTD ("AP") signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP.

2) Shares issued for stock compensation

On January 22, 2021, the Company issued an aggregate of 48,220,124 shares of common stock to 28 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.06 per share.

On March 10, 2021, the Company issued an aggregate of 79,362,534 shares of common stock to 54 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.13 per share.

On April 7, 2021, the Company issued an aggregate of 6,621,905 shares of common stock to 12 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.13 per share.

On May 5, 2021, the Company issued an aggregate of 1,300,000 shares of common stock to 6 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.14 per share.

On May 18, 2021, the Company issued an aggregate of 7,140,000 shares of common stock to 5 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.14 per share.

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

On May 26, 2021, the Company issued an aggregate of 2,450,000 shares of common stock to 6 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.15 per share.

On June 18, 2021, the Company issued an aggregate of 11,300,000 shares of common stock to 22 unrelated parties as compensation for services. The issuance of these shares is recorded at grant date fair market value at $0.16 per share.

3) Shares issued for loan as collateral

On May 5, 2021, the Company issued 10,000,000 shares to an unrelated party as collateral for a loan of $200,000. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. If the Company's stock price remains above $0.04 continuously over 30 days following the maturity date, the stock will become tradable and the remaining principle and interest of loan will be forgiven. The Company received the proceed on April 27, 2021.

On June 18, 2021, the Company issued an aggregate of 3,050,000 shares to 6 unrelated parties as collateral for loans of $290,000. The loans have an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. If the Company's stock price remains above $0.2 continuously over 30 days following the maturity date, the stock will become tradable and the remaining principle and interest of loan will be forgiven. The Company received the proceed on June 3, 2021.

On June 18, 2021, the Company issued 500,000 shares to an unrelated party as collateral for a loan of $50,000. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. If the Company's stock price remains above $0.2 continuously over 30 days following the maturity date , the stock will become tradable and the remaining principle and interest of loan will be forgiven. The Company received the proceed on June 4, 2021.

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

AMERICA GREAT HEALTH

Date: July 12, 2021	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2021	/s/ Mike Wang
Mike Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director