Form 10-Q
period 2020-09-30
America Great Health
filed 2021-07-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of Ju1y 11, 2021 was 21,070,866,399.

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$98	$166
Inventory	997	1,141
Other receivable	2,762	2,587
TOTAL CURRENT ASSETS	3,857	3,894

Long term investment	-	-

TOTAL ASSETS	$3,857	$3,894

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$48,237	$49,273
Income tax payable	1,600	1,600
Due to related party	170,210	168,028
Current liabilities under discontinued operations	-	-
TOTAL CURRENT LIABILITIES	220,047	218,901

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,073,124	3,071,635
Accumulated deficit	(3,289,314)	(3,286,642)

TOTAL SHAREHOLDERS' DEFICIT	(216,190)	(215,007)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,857	$3,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2020	2019
	(Unaudited)

Sales	$136	$-

Cost of goods sold	144	-

Gross profit	(8)	-

Selling, general and administrative expenses
Professional fee	955	1,965
Other	219	188
	1,174	2,153

Loss from operations	(1,182)	(2,153)

Other income (expenses)
Interest expense	(1,489)	(1,196)
	(1,489)	(1,196)

Loss before income taxes	(2,671)	(3,349)

Income tax provision	-	800

NET LOSS	$(2,671)	$(4,149)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2019	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)

Imputed interest	-	-	1,142	-	1,142
Net loss	-	-	-	(4,149)	(4,149)

Balance, September 30, 2019(Unaudited)	20,236,021,836	$-	$3,067,866	$(3,238,875)	$(171,009)

Balance, June 30, 2020	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

Imputed interest	-	-	1,489	-	1,489
Net loss	-	-	-	(2,671)	(2,671)

Balance, September 30, 2020(Unaudited)	20,236,021,836	$-	$3,073,124	$(3,289,313)	$(216,190)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2020	2019
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,671)	$(4,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,489	1,142
Changes in operating Assets and Liabilities:
Other receivable	(175)	-
Inventory	144	-
Accounts payable and accrued expense	(1,037)	(600)
Income tax payable	-	800
Net cash used in operating activities	(2,250)	(2,807)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	2,182	2,752
Repayment to related party	-	-
Net cash provided by financing activities	2,182	2,752

Net increase (decrease) in cash	(68)	(55)

Cash beginning of period	166	102
Cash end of period	$98	$47

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

FORMERLY CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2020, the Company recorded a net loss of $2,671, used cash to fund operating activities of $2,250, and at September 30, 2020, had a shareholders’ deficit of $216,190. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2020 were primarily met by loans and advances from current majority shareholder.  As of September 30, 2020, we had a cash balance of $98. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2020 and June 30, 2020.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020, the Company's current majority shareholder advanced $2,182 to the Company as working capital and the Company repaid $0 to the shareholder. As of September 30, 2020 and June 30, 2020, the Company owed its current majority shareholder of $170,210 and $168,028 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of September 30, 2020 and June 30, 2020.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At September 30, 2020 and June 30, 2020, the Company had 20,236,021,836 shares issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of September 30, 2020, the Company had federal and California income tax net operating loss carryforwards of approximately $3.3 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On June 18, 2021, the Company issued an aggregate of 2,950,000 shares to 6 unrelated parties as collateral for loans of $290,000. The loans have an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. If the Company's stock price remains above $0.2 continuously over 30 days following the maturity date, the stock will become tradable and the remaining principle and interest of loan will be forgiven. The Company received the proceed on June 3, 2021.

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

Overview of Business

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

On April 6, 2021, the Company issued 70,000,000 shares to a shareholder of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus.

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd (“Purecell” ) in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at a price of $0.14 per share.

On May 11, 2021, Aussie Produce PTY LTD ("AP") signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP and Purecell returned 3,788,000 shares to the Company.

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

Results of Operations

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Sales amounted $136 and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase is of sales is because the company sold products to a customer in the three months ended September 30, 2020. The products are purchased from the market.

Cost of goods sold amounted $144 and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase of cost of goods sold is due to increased sales.

Gross profit amounted loss of $8 and $0 for the three months ended September 30, 2020 and 2019, respectively. The decrease of gross profit is due to loss from sales.

Operating expenses incurred for the three months ended September 30, 2020 and 2019 was $1,174 and $2,453, respectively. The decrease was mainly due to decreased professional fee.

Our net loss for the three months ended September 30, 2020 and 2019 was $2,671 and $4,149, respectively. The decrease in net loss was mainly due to decreased operating expenses and decreased interest expenses and income tax.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2020, the Company recorded a net loss of $2,671, used cash to fund operating activities of $2,250, and cash provided by financing activities of $2,182. For the three months ended September 30, 2020, the Company recorded a net loss of $4,149, used cash to fund operating activities of $2,807, and cash provided by financing activities of $2,752. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The management’s plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company. The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the three months ended September 30, 2020 were primarily met by loans and advances from majority shareholder.  As of September 30, 2020, we had a cash balance of $98.  Our majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of September 30, 2020, we had $98 in cash, negative working capital of $216,190 and an accumulated deficit of $3,289,314.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: July 12, 2021	By:	/s/ Mike Wang
Mike Wang
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)