Form 10-Q
period 2020-12-31
America Great Health
filed 2021-07-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,651	$166
Inventory	145,647	1,141
Other receivable	9,311	2,587
TOTAL CURRENT ASSETS	217,609	3,894

Right-of-use asset	151,330	-

TOTAL ASSETS	$368,939	$3,894

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$38,780	$49,273
Unearned revenues	195,500	-
Income tax payable	800	1,600
Due to related party	233,358	168,028
Lease liability	49,424	-
TOTAL CURRENT LIABILITIES	517,862	218,901

Lease liability - non current	101,907	-

TOTAL LIABILITIES	619,769	218,901

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,236,021,836 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,074,753	3,071,635
Accumulated deficit	(3,325,582)	(3,286,642)

TOTAL SHAREHOLDERS' DEFICIT	(250,829)	(215,007)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$368,939	$3,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Sales	$-	$-	$136	$-

Cost of goods sold	-	-	144	-

Gross profit	-	-	(8)	-

Selling, general and administrative expenses
Professional fee	18,674	3,548	19,629	5,513
Other	15,965	6,438	16,184	6,626
	34,639	9,986	35,813	12,139

Loss from operations	(34,639)	(9,986)	(35,821)	(12,139)

Other income (expenses)
Interest expense	(1,629)	(1,176)	(3,118)	(2,372)
	(1,629)	(1,176)	(3,118)	(2,372)

Loss before income taxes	(36,268)	(11,162)	(38,939)	(14,511)

Income tax provision	-	-	-	800

NET LOSS	$(36,268)	$(11,162)	$(38,939)	$(15,311)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,236,021,836	20,236,021,836	20,236,021,836	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2019	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)

Imputed interest	-	-	1,142	-	1,142
Net loss	-	-	-	(4,149)	(4,149)

Balance, September 30, 2019(Unaudited)	20,236,021,836	$-	$3,067,866	$(3,238,875)	$(171,009)

Imputed interest	-	-	1,176	-	1,176
Net loss	-	-	-	(11,162)	(11,162)

Balance, December 31, 2019(Unaudited)	20,236,021,836	$-	$3,069,042	$(3,250,037)	$(180,995)

Balance, June 30, 2020	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

Imputed interest	-	-	1,489	-	1,489
Net loss	-	-	-	(2,671)	(2,671)

Balance, September 30, 2020(Unaudited)	20,236,021,836	$-	$3,073,124	$(3,289,314)	$(216,190)

Imputed interest	-	-	1,629	-	1,629
Net loss	-	-	-	(36,268)	(36,268)

Balance, December 31, 2020(Unaudited)	20,236,021,836	$-	$3,074,753	$(3,325,582)	$(250,829)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “ Crown Marketing”)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(38,939)	$(15,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	3,118	2,318
Changes in operating Assets and Liabilities:
Other receivable	(6,725)	-
Inventory	(144,506)
Accounts payable and accrued expense	(10,493)	(3,166)
Unearned revenues	195,500	-
Income tax payable	(800)	800
Net cash used in operating activities	(2,845)	(15,359)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	129,810	63,350
Repayment to related party	(64,480)	(47,946)
Net cash provided by financing activities	65,330	15,404

Net increase (decrease) in cash	62,485	45

Cash beginning of period	166	102
Cash end of period	$62,651	$147

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

FORMERLY CROWN MARKETING AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2020, the Company recorded a net loss of $38,939, used cash to fund operating activities of $2,845, and at December 31, 2020, had a shareholders’ deficit of $250,829. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2020 were primarily met by loans and advances from current majority shareholder.  As of December 31, 2020, we had a cash balance of $62,651. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2020 and June 30, 2020.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2020, the Company's current majority shareholder advanced $129,810 to the Company as working capital and the Company repaid $64,480 to the shareholder. As of December 31, 2020 and June 30, 2020, the Company owed its current majority shareholder of $233,358 and $168,028 respectively. The advances are non-interest bearing and are due on demand.

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

There were no preferred shares outstanding as of December 31, 2020 and June 30, 2020.

NOTE 5 – SHAREHOLDERS’ DEFICIT

At December 31, 2020 and June 30, 2020, the Company had 20,236,021,836 shares issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of December 31, 2020, the Company had federal and California income tax net operating loss carryforwards of approximately $3.3 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 – LEASE

The Company has entered into a operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The current monthly rent including monthly management fee is $4,655.64. The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the six months ended December 31, 2020, the Company recognized approximately $4,656 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six Months Ended December 31, 2020
Cash paid for operating lease liabilities	$4,656
Weighted-average remaining lease term	2.92
Weighted-average discount rate	5%
Minimum future lease payments	$151.330

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2021	$24,403
2022	50,672
2023	53,265
2024	22,990
2025	-
Total	$151,330

NOTE 9 – SUBSEQUENT EVENTS

1) Shares issued for merger & acquisition

Investment in Imedipus Inc.

On January 30, 2020, the Company and Imediplus Inc. (“Imediplus”), a leading medical institution in Taiwan, entered into a Cooperation Agreement, in which the Company agreed to acquire 48% of the equity of Imediplus, as consideration, the Company shall pay $1,000,000 and issue 662,000,000, common shares to Imediplus. As of June 30, 2021, the Company has not completed its financial and legal due diligence and has not consummated the acquisition of Imediplus.

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

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP.

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

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP and Purecell returned 3,788,000 shares to the Company.

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

Results of Operations

Results of Operations for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019.

Sales amounted $195,500 and $0 for the three months ended December 31, 2020 and 2019, respectively. Sales amounted $195,636 and $0 for the six months ended December 31, 2020 and 2019, respectively. The increase is of sales is because the company sold products to a customer in the three months ended December 31, 2020. The products are purchased from the market.

Cost of goods sold amounted $143,859 and $0 for the three months ended December 31, 2020 and 2019, respectively. Cost of goods sold amounted $144,003 and $0 for the six months ended December 31, 2020 and 2019, respectively. The increase of cost of goods sold is due to increased sales.

Gross profit amounted $51,640 and $0 for the three months ended December 31, 2020 and 2019, respectively. Gross profit amounted $51,632 and $0 for the six months ended December 31, 2020 and 2019, respectively. The increase of gross profit is due to increased sales.

Operating expenses incurred for the three months ended December 31, 2020 and 2019 was $34,639 and $19,986, respectively. Operating expenses incurred for the six months ended December 31, 2020 and 2019 was $35,813 and $12,139, respectively. The increase was mainly due to increased professional fee and increased operation expenses.

Our net income for the three months ended December 31, 2020 was $15,372, compared with net loss of $2,741 for the three months ended December 31, 2019. Our net income for the six months ended December 31, 2020 was $12,701, compared with net loss of $15,311 for the six months ended December 31, 2019. The increase in net income was mainly due to increased sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2020, the Company recorded a net income of $12,701, used cash to fund operating activities of $2,846, and cash provided by financing activities of $65,330. For the six months ended December 31, 2019, the Company recorded a net loss of $15,311, used cash to fund operating activities of $15,359, and cash provided by financing activities of $15,404. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2020 were primarily met by loans and advances from current majority shareholder.  As of December 31, 2020, we had a cash balance of $62,651.  Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of December 31, 2020, we had $62,651 in cash, negative working capital of $199,188 and an accumulated deficit of $3,273,941.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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