Form 10-Q/A
period 2021-03-31
America Great Health
filed 2022-01-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 000-27873

America Great Health

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0178621 (I.R.S. Employer Identification No.)

1609 W Valley Blvd Unit 338A Alhambra, CA (Address of principal executive offices)	91803 (Zip Code)

(888) 988-1333 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of December 6, 2021 was 21,075,888,239.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2021,amends the Form 10-Q that was originally filed with the U.S. Securities Exchange Commission on July 13, 2021 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the balance sheet as of March 31, 2021, and the consolidated statements of operations and cash flows for the nine months ended March 31, 2021, for the issuance of shares for compensation. The compensation is recorded at fair market value of $0.00001 per share based on a valuation report prepared by a third party valuation firm instead of based on the stock trading price on the grant date. The effect of the change resulted in a decrease in net loss. The following financial statements and disclosures were impacted from fair market value of each share:

●	The consolidated balance sheet as of March 31, 2021, and the related consolidated statements of operations and cash flows for the periods then ended.

●	NOTE 5 – SHAREHOLDERS’ DEFICIT

●	NOTE 7 – INCOME TAXES

●	NOTE 9 - SUBSEQUENT EVENTS

AMERICA GREAT HEALTH AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

This Amendment No, 1 to our Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.      Financial Statements

America Great Health and Subsidiaries (fka “Crown Marketing”)

Condensed Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
	(As Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,253	$166
Inventory	1,743	1,141
Other receivable	9,352	2,587
TOTAL CURRENT ASSETS	36,348	3,894

Right-of-use asset	139,205	-

TOTAL ASSETS	$175,553	$3,894

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$42,019	$49,273
Income tax payable	800	1,600
Due to related party	290,140	168,028
Lease liability	50,044	-
TOTAL CURRENT LIABILITIES	383,003	218,901

Lease liability - non current	89,161	-

TOTAL LIABILITIES	472,164	218,901

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 20,363,604,494 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,078,186	3,071,635
Accumulated deficit	(3,374,797)	(3,286,642)

TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	(296,611)	(215,007)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$175,553	$3,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021 (As Restated)	2020	2021 (As Restated)	2020
	(Unaudited)		(Unaudited)

Sales	$195,535	$-	$195,671	$-

Cost of goods sold	143,905	-	144,049	-

Gross profit	51,630	-	51,622	-

Selling, general and administrative expenses
Professional fee	50,185	1,384	69,814	6,897
Other	48,503	98	64,688	6,724
	98,688	1,482	134,502	13,621

Loss from operations	(47,058)	(1,482)	(82,880)	(13,621)

Other income (expenses)
Interest expense	(2,157)	(1,259)	(5,275)	(3,631)
	(2,157)	(1,259)	(5,275)	(3,631)

Loss before income taxes	(49,215)	(2,741)	(88,155)	(17,252)

Income tax provision	-	-	-	800

NET LOSS	$(49,215)	$(2,741)	$(88,155)	$(18,052)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,292,390,328	20,236,021,836	20,254,537,034	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)

Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2019	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)

Imputed interest	-	-	2,318		2,318
Net loss	-	-	-	(15,311)	(15,311)

Balance, December 31, 2019 (Unaudited)	20,236,021,836	-	3,069,042	(3,250,037)	(180,995)

Imputed interest	-	-	1,260	-	1,260
Net loss	-	-	-	(2,741)	(2,741)

Balance, March 31, 2020 (Unaudited)	20,236,021,836	$-	$3,070,302	$(3,252,778)	$(182,476)

Balance, June 30, 2020	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

Imputed interest	-	-	3,118	-	3,118
Net loss	-	-	-	(38,939)	(38,939)

Balance, December 31, 2020 (Unaudited)	20,236,021,836	-	3,074,753	(3,325,582)	(250,829)

Issuance of common stock for compensation	127,582,658	-	1,276	-	1,276
Imputed interest	-	-	2,157	-	2,157
Net loss	-	-	-	(49,215)	(49,215)

Balance, March 31, 2021 (As Restated) (Unaudited)	20,363,604,494	$-	$3,078,186	$(3,374,797)	$(296,611)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries (fka “Crown Marketing”)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31
	2021(As Restated)	2020
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(88,155)	$(18,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,276	-
Imputed interest	5,275	3,578
Changes in operating Assets and Liabilities:
Other receivable	(6,765)	-
Inventory	(602)	-
Accounts payable and accrued expense	(7,254)	(3,434)
Income tax payable	(800)	800
Net cash used in operating activities	(97,025)	(17,108)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	201,660	94,106
Repayment to related party	(79,548)	(77,016)
Net cash provided by financing activities	122,112	17,090

Net increase (decrease) in cash	25,087	(18)

Cash beginning of period	166	102
Cash end of period	$25,253	$84

Interest paid	$-	$-
Taxes paid	$-	$-

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

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. This transaction was completed in May 2021.

On December 7, 2020, America Great Health, a California Corporation (“AAGH California”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “Agreement”) with Brilliant Healthcare Limited. (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, row material procumbent, mergers and acquisitions, and consulting services. As of the time of filing these financial statements with the Company’s quarterly report, the formation of the JV Company has not been completed. After the formation of the JV company is completed, the Company shall invest USD $4.2 million in the JV Company within the next 24 months for 60% equity ownership of the JV Company, Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for 40% equity ownership.

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement of fair market value of share and the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended March 31, 2021.

Effects on the previously issued financial statements are as follows:

(A) the issuance of shares for compensation is recorded at fair market value of $0.00001 per share based on a valuation report prepared by a third party valuation firm:

		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at March 31, 2021:
Additional paid-in capital	A	$16,445,972	$(13,367,786)	$3,078,186
Accumulated deficit	A	$(16,742,583)	$(13,367,786)	$(3,374,797)

Consolidated Statements of Operations for three months ended March 31, 2021:
Professional fee	B	$13,417,971	$(13,367,786)	$50,185
Total Selling, general and administrative expenses	B	$13,466,474	$(13,367,786)	$98,688
Loss from operations	B	$(13,414,844)	$13,367,786	$(47,058)
Loss before income taxes	B	$(13,417,001)	$13,367,786	(49,215)
Net loss	B	$(13,417,001)	$13,367,786	$(49,215)

Consolidated Statements of Operations for nine months ended March 31, 2021:
Professional fee	B	$13,437,600	$(13,367,786)	$69,814
Total Selling, general and administrative expenses	B	$13,502,288	$(13,367,786)	$134,502
Loss from operations	B	$(13,450,666)	$13,367,786	$(82,880)
Loss before income taxes	B	$(13,455,941)	$13,367,786	(88,155)
Net loss	B	$(13,455,941)	$13,367,786	$(88,155)
Consolidated Statement of Cash Flows for nine months ended March 31, 2021:
Net loss	B	$(13,455,941)	$13,367,786	(88,155)
Stock Compensation	B	$13,369,062	$(13,367,786)	$1,276

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2021, the Company recorded a net loss of $88,155, used cash to fund operating activities of $97,025, and at March 31, 2021, had a shareholders’ deficit of $296,611. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – SHAREHOLDERS’ DEFICIT

At March 31, 2021 and June 30, 2020, the Company had 20,363,604,494 and 20,236,021,836 shares issued and outstanding, respectively.

On January 22, 2021, the Company issued an aggregate of 48,220,124 shares of common stock to 28 unrelated parties as compensation for services. The issuance of these shares was recorded at fair market value of $0.00001. 48,220,124 shares were issued at fair market value of $482.

On March 10, 2021, the Company issued an aggregate of 79,362,534 shares of common stock to 54 unrelated parties as compensation for services. The issuance of these shares was recorded at fair market value of $0.00001. 79,362,534 shares were issued at fair market value of $794.

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

The following table summarizes the income statement of Pomeikang.

From date of equity investment to 12/31/2018

Sales	$20,740
Gross profit	13,739
Net loss	(2,803)
49% share	(1,373)

The following table provides the summary of balance sheet information for Pomeikang.

As of December 31, 2018

Total assets	$20,565
Net assets	20,565
49% ownership	10,077
Ending balance of investment account before written off	12,012
Difference	(1,935)

The difference of $1,935 was mainly due to the effect of exchange rate.

There was no operation during the period from October 1, 2018 to December 31, 2018, therefore at December 31, 2018, the Company decided to no longer participate in Pomeikang’s operations. As a result, a loss on disposal of investment of $12,012 was recorded at December 31, 2018. On April 1, 2019, AAGH California transferred its 49% ownership to Bona for $1.

NOTE 7 – INCOME TAXES

As of March 31, 2021, the Company had federal and California income tax net operating loss carryforwards of approximately $3.4 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

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

NOTE 8 – LEASE

The Company has entered into an operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The current monthly rent including monthly management fee is $4,656. The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

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

NOTE 9 – SUBSEQUENT EVENTS

In June 2021, the JV Company was established in Hainan, China, fully known as Sijinsai (Hainan) Biological Tech Ltd. On July 9, 2021, the Company paid the first investment of $50,000.

On September 3, 2021, America Great Health (the “Company”) entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626,286 for a purchase price of $7,000,000 (the “Agreement”). The purchase price shall be paid as follows : (i) $1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence.

On September 9, 2021, America Great Health (the “Company”) entered into an Agreement with Wang’s Property Investment & Management LLC (“Wang”) to purchase some real estate properties held by Wang for a purchase price of $7,000,000. The Company and Wang have both agreed that they will not conduct due diligence in order for the transaction to proceed (the “transaction”, the “Agreement”). As of the reporting date, the Company has not made any payment for the transaction and the transaction has not completed.

On November 4, 2021, the Company set up a 100% owned subsidiary Nutrature Health LLC.

On November 11, 2021, America Great Health (the “Company”) entered into an Advisory Committee Member Consulting Agreement with Dr. Kevin Buckman MD (“Consultant”). Pursuant to the Agreement, Consultant is to provide advisory services, as a member to the Advisory Committee to the Board of Directors of the Company, including without limitation, assisting GOF Biotechnologies Inc. in its new drug approval process for oral insulin and Amylase X. Consultant shall be compensated with a warrant to purchase 500,000 shares of the Company at $0.01 per share within 24 months and a warrant at each of the following stages: IND application, Phase I clinical trials, Phase II clinical trials, Phase III clinical trials and the sale of GOF Biotechnologies Inc. / the license of oral insulin and Amylase X at Phase I or Phase II clinical trials stages. This Agreement shall be for an initial one-year term and shall renew automatically for successive one-year terms up to a maximum of three (3) years unless terminated by either party pursuant to the Agreement.

On November 15, 2021, the Company set up a 100% owned subsidiary Gof Biotechnologies Inc.

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

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus. The transaction has not been completed by the reporting date.

Investment in Purecell Group

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Because the company does not have significant control over Purecell, so this is an equity investment. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd ("Purecell" ) in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share.

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. In order to complete the change of 35,000,000 shares of the Company held by Purecell to AP within the agreed time limit, and to meet the conditions that AP investment funds are in place, the Company and Purecell agreed through consultation that in order to gain time, the Company will issue an additional 35,000,000 shares for AP. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP.

2) Shares issued for stock compensation

On April 7, 2021, the Company issued an aggregate of 6,621,905 shares of common stock to 12 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001.

On May 5, 2021, the Company issued an aggregate of 1,300,000 shares of common stock to 6 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001.

On May 18, 2021, the Company issued an aggregate of 7,140,000 shares of common stock to 5 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001.

On May 18 , 2021, the Company and David Tsai (“Dr. Tsai”), a pioneer in anti-cancer peptide research and invention in the United States, entered into a Cooperation Agreement, in which Dr. Tsai shall provide to the Company of relevant theories, technologies, methods, sources of raw materials, processing and production techniques, quality standards, quality control methods and other information and details related to his anti-cancer protein peptides, oral insulin and activation technology; Dr. Tsai shall also be responsible for the whole process of technology and product production, application and implementation, as well as professional technical support, consultation and cooperation in the process of product verification, publicity, promotion and sales. As consideration, the Company agreed to grant 8 million shares of AAGH common stock to Dr. Tsai along with certain monthly compensations and sales bonus. On May 26, 2021, the Company issued 2,000,000 shares of common stock to Dr. Tsai as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share.

On May 26, 2021, the Company issued an aggregate of 450,000 shares of common stock to 3 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001.

On June 18, 2021, the Company issued an aggregate of 11,300,000 shares of common stock to 22 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001.

3) Shares issued for loan as collateral

In May 2021, the Company issued 10,000,000 shares to an unrelated party as collateral for a loan of $200,000. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed in April, 2021.

In June 2021, the Company issued an aggregate of 3,450,000 shares to 7 unrelated parties as collateral for loans of $340,000. The loans have an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed in June, 2021.

On May 31, 2021, the Company signed a loan agreement of $50,000 with an unrelated party, with 500,000 shares as collateral ,and the company issued shares after receiving the proceed. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed of $20,000 on June 3, 2021. On June 18, 2021, the Company issued 200,000 shares to an unrelated party. The Company received the proceed of $30,000 on June 23, 2021. On October 28, 2021, the Company issued 240,000 shares to an unrelated party, and the remaining 60,000 shares have not been issued.

In October 2021, the Company issued 2,620,000 shares to 4 unrelated parties as collateral for loans of $170,000. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed in July and September 2021.

On October 28, 2021, the Company issued 100,000 shares to an unrelated party as collateral for a loan of $10,000. The loan has an annual interest rate of 20%. The principle and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed on September 30, 2021.

In November 2021, the Company issued 2,061,840 shares to 4 unrelated parties as collateral for loans of $202,138. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed in October and November 2021.

In November 2021, the Company signed 3 loan agreements of $80,000 with 3 unrelated parties, with 800,000 shares as collateral , and the company issued shares after receiving the proceed. The loan has an annual interest rate of 20%. The principle and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principle and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principle and interest of loan for 30 consecutive trading days. The remaining principle and interest of loan will be forgiven. The Company received the proceed of $80,000 in November 2021. As of the reporting date, these shares have not been issued.

The Company received the proceed of $100,000 in November 2021. The company will sign 2 loan agreements with 2 unrelated parties, and the content of the agreement has not been determined as of the reporting date.

The Company received the proceed of $100,000 in December 2021. The company will sign a loan agreement with an unrelated party, and the content of the agreement has not been determined as of the reporting date.

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

On June 24, 2019, the Company registered a wholly owned subsidiary in China, Meizhong Health Industry Development Co., Ltd. The subsidiary is mainly engaged in mergers and acquisitions, investments and financings, and marketing of medical equipment and health products in China.

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell. As consideration for the acquisition, the Company shall issue 510,000,000 shares of common stock to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomous in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. This transaction was completed in May 2021.

On December 7, 2020, the Company’s Californian subsidiary  entered into a Cooperation Agreement with Brilliant Healthcare Limited (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, row material procumbent, mergers and acquisitions, and consulting services. After the formation of the JV Company is completed, the Company shall invest US$4.2 million in the JV Company within the next 24 months for 60% equity ownership of the JV Company. Brilliant shall transfer its patented technology  to the JV Company as its capital contribution, to account for 40% equity ownership in the JV Company. In June 2021, the JV Company was established in Hainan, China as “Sijinsai (Hainan) Biological Tech Ltd.” On July 9, 2021, the Company paid the first investment of $50,000.

Overview of Business

Our mission is to invest in innovative technologies intergrated with business development in the  healthcare ecosystem.

We are focused on protein and peptide small molecular drugs research and development, diagnostic and medical devices with AI cloud computing, cell therapy and regenerational medicine and supplements manufacturing and sales.

Results of Operations

Results of Operations for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020.

Sales amounted to $195,535 and $0 for the three months ended March 31, 2021 and 2020, respectively. Sales amounted to $195,671 and $0 for the nine months ended March 31, 2021 and 2020, respectively. The increase is of sales for the comparative relevant periods is from the sale of products purchased from the open market to a customer who accounted for 99% of our total sales in the three months ended March 31, 2021.

Cost of goods sold amounted to $143,905 and $0 for the three months ended March 31, 2021 and 2020, respectively. Cost of goods sold amounted to $144,049 and $0 for the nine months ended March 31, 2021 and 2020, respectively. The increase of cost of goods sold is due to increased sales.

Gross profit amounted to $51,630 and $0 for the three months ended March 31, 2021 and 2020, respectively. Gross profit amounted to $51,622 and $0 for the nine months ended March 31, 2021 and 2020, respectively. The increase of gross profit is due to increased sales.

Operating expenses incurred for the three months ended March 31, 2021 and 2020 were $98,688 and $1,482, respectively. Operating expenses incurred for the nine months ended March 31, 2021 and 2020 were $134,502 and $13,621, respectively. The increase over the relevant periods was mainly due to increased professional fees.

Our net loss for the three months ended March 31, 2021 and 2020 was $49,215 and $2,741, respectively. Our net loss for the nine months ended March 31, 2021 and 2020 was $88,155 and $18,052, respectively. The increase in net loss was mainly due to increased professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2020, the Company recorded a net loss of $18,052, used cash to fund operating activities of $17,108, and cash provided by financing activities of $17,090. For the nine months ended March 31, 2021, the Company recorded a net loss of $88,155, used cash to fund operating activities of $97,025, and cash provided by financing activities of $122,112. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Financial Position

As of March 31, 2021, we had $25,253 in cash, negative working capital of $346,654 and an accumulated deficit of $3,374,797.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer (who is also our Chief Financial Officer) as of the end of the period covered by this report, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

AMERICA GREAT HEALTH

Dated: January 10, 2022	By:	/s/ Mike Wang
Mike Wang
President, Chief Executive Officer and Chief Financial Officer