Form 10-K
period 2021-06-30
America Great Health
filed 2022-01-21
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Registrant’s telephone number, including area code: (888) 988-1333

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

Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Yes ☒ No ☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of January 20, 2022 was 21,075,888,239.

FORM 10-K

For the Year Ended June 30, 2021

In this annual report the words "we," "us," "our," and the "Company" refer to America Great Health and subsidiaries.

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

On March 9, 2017, the Company formed a wholly-owned subsidiary, America Great Health, under the laws of the State of California.

On June 24, 2019, the Company registered a wholly-owned subsidiary in China, Meizhong Health Industry Development Co., Ltd. The subsidiary is mainly engaged in mergers and acquisitions, investments and financings, and marketing of medical equipment and health products in China.

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell. On April 6, 2021, the Company issued 510,000,000 shares of common stock to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomous in its day-o-day operations, including recruiting and retaining management team members. Because the Company does not have significant control over Purecell, the acquisition is accounted for as an equity investment.This transaction was completed in May 2021.

On December 7, 2020, the Company’s wholly-owned Californian subsidiary, America Great Health, entered into a Cooperation Agreement with Brilliant Healthcare Limited (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, raw material procurement, mergers and acquisitions, and consulting services. After the formation of the JV company is completed, the Company shall invest US$4.2 million in the JV Company within the next 24 months for a 60% equity ownership in the JV Company. Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for a 40% equityinterest in the JV Company. In June 2021, the JV Company was established in Hainan, China as “Sijinsai (Hainan) Biological Tech Ltd.” On July 9, 2021, the Company paid its first investment of $50,000.

On May 18 , 2021, the Companyand David Tsai (“Dr. Tsai”), a pioneer in anti-cancer peptide research and invention in the United States, entered into a Cooperation Agreement, in which Dr. Tsai shall provide to the Company  theories, technologies, methods, sources of raw materials, processing and production techniques, quality standards, quality control methods and other information and details related to his anti-cancer protein peptides, oral insulin and activation technology. Dr. Tsai shall also be responsible for the whole process of technology and product production, application and implementation, as well as professional technical support, consultation and cooperation in the process of product verification, publicity, promotion and sales. Currently, several patents are in the application process, and several products are in the process of getting ready for production.

On September 3, 2021, the Company entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626,286.37 for a purchase price of $7,000,000, The purchase price shall be paid as follows : (i) $1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence. On September 9, 2021, the Company entered into a Supplemental Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to amend and clarify that (i) it was purchasing 19 real estate properties which includes 53 units appraised at $7,626,286.37 for a purchase price of $7,000,000 and (ii) that it will waive and not conduct due diligence in order for the transaction to proceed. The acquisition has not been consummated.

Our Business

Prior to the change in control on January 19, 2017, the Company sold consumer products. It acquired electronic products from manufacturers and then sold them directly to consumers so as to be more competitive in price. As of December 31, 2016, the Company ceased operations in this line of business.

The Company under the new management has focused its business in the health industry. With the asset acquisition from Wang’s Property Investment &Management LLC, the Company will diversify its business into property investment and management.

Apart from the acquisition of Purecell and the setting up of the JV Company, the Company is planning to make additional acquisitions. We have approached several health related companies in Asia Pacific and met the management of potential acquisition targets. Rapid economic advances in Asia Pacific in the last 20 years have greatly improved the living standards in Asia Pacific. This in turn brings demand in healthcare products and services. The Company feels strongly that despite the challenges of cross border business, it might be able to acquire some good growth companies and bring good values to our stockholders.

Employees and Outside Services

The company has 13 full-time employees as of report date. Remaining administrative (non-policy making) officers and consultants and technical personnel such as marketing specialists are being compensated as independent contractors. We pay these persons on a contract basis as required.

ITEM 1A. RISK FACTORS

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 2. PROPERTIES

The Company currently is leasing an office building property at Los Angeles County California. The Company has entered into a operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The current monthly rent including monthly management fee is $4,655.64.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”. There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2021. The last sale price of our common stock on December 1, 2021 was $0.141 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2021 and 2020, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2021	First Quarter	$0.0105	$0.0065
	Second Quarter	$0.0390	$0.0071
	Third Quarter	$0.6000	$0.0320
	Fourth Quarter	$0.1850	$0.1270

2020	First Quarter	$0.0195	$0.0060
	Second Quarter	$0.0180	$0.0051
	Third Quarter	$0.0150	$0.0048
	Fourth Quarter	$0.0120	$0.0050

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

Holders

As of June 30, 2021, there were approximately 783 shareholders of record holding 21,070,866,399 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock. The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2021. This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2021

None

Performance Graphic

This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in year ended June 30, 2021

All share issuances have been previously reported.

ITEM 6. [Reserved]

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

Overview of Business

Our mission is to invest in innovative technologies, intergrated with business development in the healthcare ecosystem.

We are focused on protein and peptide small molecular drugs research and development, diagnostic and medical devices with AI cloud computing, cell therapy and regenerational medicine and supplements manufacturing and sales.

On September 3, 2021, the Company entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626, 286.37 for a purchase price of $7,000,000, The purchase price shall be paid as follows : (i) $1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence. On September 9, 2021, the Company entered into a Supplemental Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to amend and clarify that (i) it was purchasing 19 real estate properties which includes 53 units appraised at $7,626,286.37 for a purchase price of $7,000,000 and (ii) that it will waive and not conduct due diligence in order for the transaction to proceed. The acquisition has not been consummated. With the asset acquisition from Wang’s Property Investment & Management LLC, the Company will diversify its business into property investment and management.

Results of Operations

Results of Operations for the year ended June 30, 2021 compared to the year ended June 30, 2020.

Sales amounted to $195,671 and $5,474 for the years ended June 30, 2021 and 2020, respectively. The increase in sales is because the company sold products bought in the open market to a customer who accounted for 99% of our total sales in the year ended June 30, 2021.

Cost of goods sold amounted to $144,318 and $3,369 for the years ended June 30, 2021 and 2020, respectively. The increase of cost of goods sold is due to increased sales.

Gross profit amounted to $51,353 and $2,105 for the years ended June 30, 2021 and 2020, respectively. The increase of gross profit in 2021 is due to increased sales. The Company has one major wholesale transaction with a new customer in the year ended June 30, 2021. Sales to this customer accounted for approximately 99% of total sales of the year ended June 30, 2021.

Gross profit rates were 26.24% and 38.46% for the years ended June 30, 2021 and 2020, respectively. The decrease in gross profit rate in 2021 is due to the Company selling products at a lower, wholesale price to a new customer.

Operating expenses for the year ended June 30, 2021 and 2020 were $294,913 and $48,256, respectively. The increase was mainly due to increased payroll expenses, rent expenses and professional expenses.

Our net loss for the year ended June 30, 2021 and 2020 was $269,054 and $51,916, respectively. The increase in net loss was mainly due to increased operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying Consolidated Financial Statements (“CFS”)were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2021, the Company recorded a net loss of $ $269,054, used cash to fund operating activities of $329,241, and at June 30, 2021, had a shareholders’ deficit of $467,827. For the year ended June 30, 2020, the Company recorded a net loss of $51,916, used cash to fund operating activities of $39,559. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the year ended June 30, 2021 were primarily met by loans and advances from our current majority shareholder. As of June 30, 2021, we had cash balance of $396,136. Our future majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2021, we had $396,136 in cash, working capital of $50,989 and an accumulated deficit of $3,555,696.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2021 and 2020.

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

We do not have any contractual obligations or off-balance sheet arrangements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer (who is also our Chief Financial Officer) as of the end of the period covered by this report, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, executive officers and significant employees of our company as of the date of this Form 10-K, their ages, all positions and offices that they hold with us, the periods during which they have served as such, and their business experience during at least the last five years.

Name	Position with the Company	Age	Period

Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer	66	2017 - Present

Rex Chang	Director	70	2018 - Present

Aihua Guo	Director	47	2020 - Present

Peter Britton	Director	69	2020 - Present

Jiaxin Xue	Director	45	2018 - Present

Name	Position with the Company and Principal Occupations

Mike Wang

Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer since 2017. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He has been working in the health supplements business for about 20 years. From 2012 to present, he worked as the vice-president of the American Nutrition and Health Association.From 2013 to present, he worked as the president of the Health & Beauty Group Inc. From 2016 to present, he worked as our President, Chief Executive Officer and Chief Financial Officer.

Rex Chang

Director. Mr. Rex Chang is an experienced GPA Consultant and an international trade specialist. He started in manufacturing facilities, well-trained in commercial and industrial, import-export, QC/QA, marketing development and government procurement. Mr. Chang served as Chief Executive Officer in U. S. Asia Chamber of Commerce, and Chief Executive Officer- Asian Marketing in U.S. Foods International. He also served as Chief Executive Officer of New Cathay International Development Corp. Mr. Chang is consultant to the Center for International Trade Development and Taiwan Trade Center.

Aihua Guo

Director. Ms. AihuaGuo is an entrepreneur and founder of Hong Kong-based Brilliant Health Co., Ltd., which she founded in 2018. She has been the standing editor of Chinese Journals of Tissue Engineering and Aesthetic Plastic Surgery since 2018. She has also been the visiting professor of Galway Institute of Regenerative Medicine in Ireland and CEO of Pure Athesthetic Co., Ltd. of Hong Kong since 2017. From 2016 to 2018, Ms. Guo served as the business director of China Regenerative Medicine International Co., Ltd. She has been the members of British Blood Transfusion Association, Illouz Foundation France and China Plastic Surgery Association since 2015. Ms. Guo obtained her MD of Plastic Surgery in 2012 and PhD of Immunology of Transplantation and Ophthalmology in 2007.

Peter Britton

Director. Mr. Peter Britton is the founder and board chairman of Purecell Group, co-inventor of UCF (Umbilical Cord Factors) global patent, and international expert on translational cellular regenerative medicine. He is the director and chief scientist of Purcell in the development, commercialization and multiple medical applications of Purecell patented anti-aging products and technologies including UCF, Exosome, NAD+, SKQ1 and Liposome. He currently serves as the chief scientist and director of the joint-venture between Purecell and BoaoYiling Life Care Center in China, which leads the world-first officially-approved medical application and commercialization of UCF technology in the field of degenerative joint disease. He is also the founder of Hong Kong-based N Cell, a leading provider of proteomic analysis for Asian market since 2016, and has been the founding member of the Sino-Australian Stem Cell Centre of Excellence with Peking University since 2015. Mr. Peter Britton graduated with a bachelor's degree from the University of Sydney, and obtained post graduate work at the University of Bern in Switzerland.

Jiaxin Xue

Director. Mr. JiaxinXue is graduate of Henan Medical University. He also obtain Doctor degree in Natural Medicine from American Naturopathic University, Master's degree in Social Medicine and Health Management from Peking Union Medical College, Mr. Xue obtained PhD degree in Social Economics, School of Philosophy and Sociology from Beijing Normal University. He is an experienced specialist involves comprehensive fields such as medical treatment, medicine, health, rehabilitation, and elderly care. From 2007 to 2008, Mr. Xue was the Deputy Director of the Chinese Red Cross Rescue Training Department, Vice President of the Business Development Department of Haihong Pharmaceutical Holdings; in 2009 Mr. Xue founded Mai Dingsheng International Medical Investment Service Agency. From 2014 to the present, Mr. Xue is the Deputy Dean of the International College of Natural Therapy, Executive Vice President of the Zhongguancun Industry Integration and Transformation Promotion Association and Chairman of the International Medical Care Industry Committee, Deputy Director of the Chronic Disease Prevention Fund Management Committee of the China Medical and Health Development Foundation, Chinese Nationality Deputy Director of the Internet + Medical Work Committee of the Health Association, Deputy Director of the Clinical Medicine Center of the Research Institute of the National Health Commission.

All our directors hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Family Relationships

There is no family relationship among any of our officers or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, On the fiscal year ended June 30, 2021, two new board members, Mr. Peter Britton, Ms. Aihua Guo did not file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and Chief Financial Officer in the years ended June 30, 2021 and 2020 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mike Wang President/Executive/Chief Financial Officer	2021	$21,900	-	-	-	-	-	-	$21,900

	2020	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

None of our directors was compensated for their services to the board other than Mr. Rex Chang who was paid $29,200 for the year ended June 30, 2021.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our BOD believes that there are general requirements for service on the BOD that are applicable to directors and that there are other skills and experience that should be represented on the BOD as a whole but not necessarily by each director. The BOD considers the qualifications of director and director candidates individually and in the broader context of the BOD’s overall composition and the Company’s current and future needs.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The BOD has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The BOD believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the BOD. Since the Company is involved in the healthcare business, the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the BOD believes that governmental, political or diplomatic expertise should be represented on the Board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the BOD currently relies.

Mike Wang
High level of financial literacy
Extensive knowledge of the Company’s business	X
Marketing/Marketing related technology experience	X
Relevant Chief Executive/President or like experience	X
Corporate Governance expertise	X

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries), has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●

Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings

The BOD did not hold any meetings in during FY 2020 but pass unanimous written resolutions in lieu thereof.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the BOD.

Board Leadership Structure and Role in Risk Oversight

Mr. Mike Wang is our Chairman, Chief Executive Officer and Chief Financial Officer. As sole officer and director, Mr. Wang, by default, serves as our business and industry leader most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;
●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;
●	reviewing annually the independence and quality control procedures of the independent auditors;
●	reviewing and approving all proposed related party transactions;
●	discussing the annual audited financial statements with the management; and
●

meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Our BOD is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this report the outstanding common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s 21,070,866,399 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 1609 W Valley Blvd Unit 338A, Alhambra, CA 91803:

CERTAIN BENEFICIAL OWNERS
Name	Office	Amount and nature of beneficial owner (1)	Percent of class

Mike Wang	Chief Executive Officer, Chief Financial Officer, Director	8,565,142,133	40.65%
Rex Chang	Director	202,500,000	0.96%
Aihua Guo	Director	311,433,333	1.48%
Peter Britton	Director	--	--
Jianxin Xue	Director	627,000,000	2.98%

All officer and directors as a group (5 person)	N/A	9,706,075,466	46.06%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2021, the Company's current majority shareholder advanced $235,331 to the Company as working capital and the Company repaid $79,608 to the shareholder. As of June 30, 2021 and 2020, the Company owed its current majority shareholder $323,750 and $168,028 respectively. The advances are non-interest bearing and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountant, TAAD, LLP:

Type of Services Rendered	2021	2020

Audit Fees	$29,600	$20,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

(a) (1) Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

America Great Health and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of America Great Health and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial

Investment in Purecell Group (“Purecell”)

As described in Note 1,2,6 and 7 to the consolidated financial statements, the Company issued 545,000,000 shares to acquire 51% of Purecell’s equity interest.  Management reviews its equity investment in Purecell and accounted for under the equity methods because the Company does not have significant control over Purecell.  The Company hired an external valuation firm to perform 409A valuation as of the acquisition date to determine the fair value of the Company’s common share.  The share was valued at $0.00001 per share.

The principal considerations for our determination that performing procedures relating to the fair value of the investment in Purecell is a critical audit matter are there was significant judgment by management. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included(i) evaluating the appropriateness of comparable market value and (ii) evaluating the reasonableness of cost to recreate a similar company.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2020, and we previously served as the Company’s auditor from 2016 through 2018

Diamond Bar, California

January 20, 2022

America Great Health and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$396,136	$166
Deposit	700	$-
Inventory	7,848	1,141
Other receivable	61,136	2,587
Supplier advances	17,600	-
TOTAL CURRENT ASSETS	483,420	3,894

Right-of-use asset	126,927	-
Property and equipment, net	12,671	-

TOTAL ASSETS	$623,018	$3,894

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$57,209	$49,273
Income tax payable	800	1,600
Due to related party	323,750	168,028
Lease liability	50,672	-
TOTAL CURRENT LIABILITIES	432,431	218,901

Lease liability - non current	76,255	-
Long term loan	582,159	-

TOTAL LIABILITIES	1,090,845	218,901

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,070,866,399 and 20,236,021,836 shares issued and outstanding	-	-
Additional paid-in capital	3,087,869	3,071,635
Accumulated deficit	(3,555,696)	(3,286,642)

TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	(467,827)	(215,007)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$623,018	$3,894

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Operations

	Years Ended June 30,
	2021	2020

Sales	$195,671	$5,474

Cost of goods sold	144,318	3,369

Gross profit	51,353	2,105

Selling, general and administrative expenses
Professional fee	139,292	34,255
Payroll expense	88,100	-
Rent expense	39,679	-
Other	27,842	14,001
	294,913	48,256

Loss from operations	(243,560)	(46,151)

Other income (expenses)
Loss on equity investment	(5,450)	-
Interest expense	(20,044)	(4,965)
	(25,494)	(4,965)

Loss before income taxes	(269,054)	(51,116)

Income tax provision	-	800

NET LOSS	$(269,054)	$(51,916)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,438,554,050	20,236,021,836

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2019	20,236,021,836	$-	$3,066,724	$(3,234,726)	$(168,002)

Imputed interest	-	-	4,911	-	4,911
Net loss	-	-	-	(51,916)	(51,916)

Balance, June 30, 2020	20,236,021,836	-	3,071,635	(3,286,642)	(215,007)

Issuance of common stock for compensation	206,394,563	-	2,064	-	2,064
Issuance of common stock for debt	13,450,000	-	135	-	135
Shares issued for equity trust	70,000,000	-	700	-	700
Shares issued for merger & acquisition	545,000,000	-	5,450	-	5,450
Imputed interest	-	-	7,885	-	7,885
Net loss	-	-	-	(269,054)	(269,054)

Balance, June 30, 2021	21,070,866,399	$-	$3,087,869	$(3,555,696)	$(467,827)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(269,054)	$(51,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,064	-
Financing cost	135	-
Loss on equity investment	5,450	-
Imputed interest	7,885	4,911
Changes in operating Assets and Liabilities:
Other receivable	(58,549)	(2,587)
Supplier advances	(17,600)	-
Inventory	(6,708)	(1,141)
Accounts payable and accrued expense	7,936	10,374
Income tax payable	(800)	800
Net cash used in operating activities from continuing operations	(329,241)	(39,559)

Net cash used in operating activities	(329,241)	(39,559)

Cash Flows from Investing Activities
Purchase of property and equipment	(12,671)	-
Net cash provided by investing activities	(12,671)	-

Cash Flows from Financing Activities
Long term loan	582,159	-
Advances from related party	235,331	121,840
Repayment to related party	(79,608)	(82,217)
Net cash provided by financing activities	737,882	39,623

Net increase in cash	395,970	64

Cash beginning of period	166	102
Cash end of period	$396,136	$166

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Shares issued for equity investment	$5,450	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

(FORMERLY KNOWN AS CROWN MARKETING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. The company does not have significant control over Purecell.We accounted as equity because we do not have control even own 51%. On February 10, 2021, the Company completed its financial and legal due diligence. This transaction was completed in May 2021.

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

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2021, the Company recorded a net loss of $269,054, used cash to fund operating activities of $329,241, and at June 30, 2021, had a shareholders’ deficit of $467,827. These factors create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the 12 months ended June 30, 2021 were primarily met by loans and advances from current majority shareholder. As of June 30, 2021, we had a cash balance of $396,136. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, America Great Health in California and US-China Mega Beauty Health Industry development Co., LTD, Intercompany transactions and accounts were eliminated in consolidation.

Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services, debt and equity investment. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2021 and 2020, the Company’s bank account in the United States had $127,672 and $0, respectively, exceeding FDIC insurance of $250,000.

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

The Company sells health related products through wholesale and retailers. The Company has one major wholesale transaction with a new customer in the year ended June 30, 2021. Sales to this customer accounted for approximately 99% of total sales of the year ended June 30, 2021. Substantially all of the Company’s revenue is derived from product sales. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers within 40 to 60 days of the invoice date, and the contracts do not have significant financing components nor variable consideration. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience; complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

Product Revenue

A majority of the Company’s sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third party carrier for shipment. The Company receives payment for the sale of products at the time customers place orders and payment is required prior to shipment. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling activities are performed upon delivery to the third party carrier for shipment. The Company accounts for these activities as fulfillment costs.  Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized.  Shipping and handling costs are included in cost of sales for all periods presented.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the years ended June 30, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the year ended June 30, 2021.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2021 and 2020.

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

NOTE 3 – OTHER RECEIVABLE

As of June 30, 2021 and 2020, other receivable amounted to $61,136 and $0, respectively. Other receivable consists the following:

	June 30, 2021	June 30, 2020
Deposit for gas company	$1,825	$-
Rent deposit	9,311	-
Loan to a third party	50,000	-
Total	$61,136	$-

Loan to a third party amounted $50,000 and $0 as of June 30, 2021 and 2020. Loan to a third party is due on July 30, 2021, interest free, no collateral, and interest free. The loan has not been paid back as of the reporting date.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2021, the Company's current majority shareholder advanced $235,331 to the Company as working capital and the Company repaid $79,608 to the shareholder. As of June 30, 2021 and 2020, the Company owed its current majority shareholder of $323,750 and $168,028 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $7,885 and $4,911 for the years ended June 30, 2021 and 2020 and was recorded as paid in capital, respectively.

NOTE 5 – LONG TERM LOAN

As of June 30, 2021 and 2020, long term loan amounted to $582,159 and $0, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years. Interest expense incurred for the years ended June 30, 2021 and 2020 amounted to $12,159 and $0, respectively.

As of June 30, 2021, long term loan consisted of the following:

	Principal	Imputed interest	Balance
Received long term loan on April 27, 2021	$200,000	$7,014	$207.014
Received long term loan on June 3, 2021	290,000	4,290	294,290
Received long term loan on June 4, 2021	50,000	740	50,740
Received long term loan on June 23, 2021	30,000	115	30,115
Total	$570,000	$12,159	$582,159

On May 5, 2021, the Company issued 10,000,000 shares to an unrelated party as collateral for a loan of $200,000. The issuance of these shares is recorded at fair market value of $0.00001 per share. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on April 27, 2021.

On June 18, 2021, the Company issued an aggregate of 2,950,000 shares to 6 unrelated parties as collateral for loans of $290,000. The issuance of these shares is recorded at fair market value of $0.00001 per share. The loans have an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on June 3, 2021.

On May 31, 2021, the Company signed a loan agreement of $50,000 with an unrelated party, with 500,000 shares as collateral, and the company issued shares after receiving the proceed. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed of $20,000 on June 3, 2021.On June 18, 2021, the Company issued 200,000 shares to an unrelated party. The Company received the proceed of $30,000 on June 23, 2021. On October 28, 2021, the Company issued 240,000 shares to an unrelated party, and the remaining 60,000 shares have not been issued,

On June 18, 2021, the Company issued 500,000 shares to an unrelated party as collateral for a loan of $50,000. The issuance of these shares is recorded at fair market value of $0.00001 per share. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on June 4, 2021.

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

There were no preferred shares outstanding as of June 30, 2021 and 2020.

NOTE 7 – SHAREHOLDERS’ DEFICIT

At June 30, 2021 and 2020, the Company had 21,070,866,399 and 20,236,021,836 shares issued and outstanding, respectively.

1) Shares issued for equity investment

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus. The transaction has not been completed by the reporting date.

Equity Investment in Purecell Group

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee.Becausethe company does not have significant control over Purecell, so this is an equity investment.Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd ("Purecell" ) in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share.

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. In order to complete the change of 35,000,000 shares of the Company held by Purecell to AP within the agreed time limit, and to meet the conditions that AP investment funds are in place, the Company and Purecell agreed through consultation that in order to gain time, the Company will issue an additional 35,000,000 shares for AP. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP, at fair market value of $0.00001 per share.

2) Shares issued for stock compensation

On January 22, 2021, the Company issued an aggregate of 48,220,124 shares of common stock to 28 unrelated parties as compensation for services. The issuance of these shares was recorded at fair market value of $0.00001 per share.48,220,124 shares were issued at fair market value of $482.

On March 10, 2021, the Company issued an aggregate of 79,362,534 shares of common stock to 54 unrelated parties as compensation for services. The issuance of these shares was recorded at fair market value of $0.00001 per share. 79,362,534 shares were issued at fair market value of $794.

On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share. 50,000,000 shares were issued at fair market value of $500.

On April 7, 2021, the Company issued an aggregate of 6,621,905 shares of common stock to 12 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 6,621,905 shares were issued at fair market value of $66.

On May 5, 2021, the Company issued an aggregate of 1,300,000 shares of common stock to 6 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 1,300,000 shares were issued at fair market value of $13.

On May 18, 2021, the Company issued an aggregate of 7,140,000 shares of common stock to 5 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 7,140,000 shares were issued at fair market value of $71.

On May 18 , 2021, the Company and David Tsai (“Dr. Tsai”), a pioneer in anti-cancer peptide research and invention in the United States, entered into a Cooperation Agreement, in which Dr. Tsai shall provide to the Company of relevant theories, technologies, methods, sources of raw materials, processing and production techniques, quality standards, quality control methods and other information and details related to his anti-cancer protein peptides, oral insulin and activation technology; Dr. Tsai shall also be responsible for the whole process of technology and product production, application and implementation, as well as professional technical support, consultation and cooperation in the process of product verification, publicity, promotion and sales. As consideration, the Company agreed to grant 8 million shares of AAGH common stock to Dr. Tsai along with certain monthly compensations and sales bonus. On May 26, 2021, the Company issued 2,000,000 shares of common stock to Dr. Tsai as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 2,000,000 shares were issued at fair market value of $20.

On May 26, 2021, the Company issued an aggregate of 450,000 shares of common stock to 3 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 450,000 shares were issued at fair market value of $5.

On June 18, 2021, the Company issued an aggregate of 11,300,000 shares of common stock to 22 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 11,300,000 shares were issued at fair market value of $113.

3) Shares issued for loan as collateral

On May 5, 2021, the Company issued 10,000,000 shares to an unrelated party as collateral for a loan of $200,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on April 27, 2021.

On June 18, 2021, the Company issued an aggregate of 2,950,000 shares to 6 unrelated parties as collateral for loans of $290,000. The loans have an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on June 3, 2021.

On June 18, 2021, the Company issued 500,000 shares to an unrelated party as collateral for a loan of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on June 4, 2021.

NOTE 8 – EQUITY INVESTMENT

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Becausethe company does not have significant control over Purecell, so this is an equity investment. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd ("Purecell" ) in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share.

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. In order to complete the change of 35,000,000 shares of the Company held by Purecell to AP within the agreed time limit, and to meet the conditions that AP investment funds are in place, the Company and Purecell agreed through consultation that in order to gain time, the Company will issue an additional 35,000,000 shares for AP. On May 26, 2021, the Company issued 35,000,000 shares to shareholder of AP, at fair market value of $0.00001 per share.

The following table summarizes the income statement of Purecell.

From date of equity investment to 06/30/2021

Sales	$74,720
Gross profit	66,018
Net loss	(50,965)
51% share	(25,992)

The following table provides the summary of balance sheet information for Purecell.

As of June 30, 2021

Total assets	$1,071,276
Net assets	1,071,276
51% ownership	546,351
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 9 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2021, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2021 and 2020 as follows:

	Year Ended June 30,
	2021	2020

Income tax benefit at federal statutory rate-US	21%	21%
State tax, net of fed effect-US	7%	7%
Change in valuation allowance-US	(28)%	(28)%
Income tax benefit at federal statutory rate-PRC	25%	25%
Change in valuation allowance-PRC	(25)%	(25)%
	-%	-%

The components of deferred taxes consist of the following at June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

Net operating loss carryforwards	$995,595	$238,591
Less: valuation allowance	(995,595)	(238,591)
Net deferred tax assets	$-	$-

As of June 30, 2021, the Company had federal and California income tax net operating loss carryforwards of $3,555,696. These net operating losses originating in tax years beginning prior to Jan. 1, 2018 will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018 will be carry forwarded indefinitely.

NOTE 10 – LEASE

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended June 30, 2021, the Company recognized approximately $32,589 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Year Ended June 30, 2021
Cash paid for operating lease liabilities	$32,589
Weighted-average remaining lease term	2.42
Weighted-average discount rate	5%
Minimum future lease payments	$135,014

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2022	$55,868
2023	55,868
2024	23,278
2025	-
2026	-
Total minimum payments	135,014
Less: imputed interest	(8,087)
Total lease liability	126,927
Less: short-term lease liability	(50,672)
Long-term lease liability	$76,255

NOTE 11 – SUBSEQUENT EVENTS

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

The properties acquired are commercial and residential properties located in Illinois for rental purposes. AAGH was purchased with a cash contribution of $7,000,000 and paid before April 10, 2022. The company will set up a management department or have professionals to manage and operate the property.

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

On November 15, 2021, the Company set up a 100% owned subsidiary Gof Biotechnologies Inc. GOF is 75% majority owned (60,000,000 shares of common stock) by the Company and the remaining 25% of its issued and outstanding shares (20,000,000 shares of common stock) are held by Men Hwei, Tsai. On December 31, 2021, the Company entered into a Supplementary Agreement with Zhigong Lin to amend his prior employment agreement with the Company dated August 31, 2021. The Supplement Agreements provides, inter alia, that Zhigong Lin will be appointed Chief Executive Officer of GOF.

Shares issued for loan as collateral

On May 31, 2021, the Company signed a loan agreement of $50,000 with an unrelated party, with 500,000 shares as collateral ,and the company issued shares after receiving the proceed. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed of $20,000 on June 3, 2021. On June 18, 2021, the Company issued 200,000 shares to an unrelated party. The Company received the proceed of $30,000 on June 23, 2021. On October 28, 2021, the Company issued 240,000 shares to an unrelated party, and the remaining 60,000 shares have not been issued.

In October 2021, the Company issued 2,620,000 shares to 4 unrelated parties as collateral for loans of $170,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed in July and September 2021.

On October 28, 2021, the Company issued 100,000 shares to an unrelated party as collateral for a loan of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 30, 2021.

In November 2021, the Company issued 2,061,840 shares to 4 unrelated parties as collateral for loans of $202,138. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed in October and November 2021.

In November 2021, the Company signed 3 loan agreements of $80,000 with 3 unrelated parties, with 800,000 shares as collateral , and the company issued shares after receiving the proceed. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed of $80,000 in November 2021. As of the reporting date, these shares have not been issued.

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

(b) Exhibits. The following exhibits of the Company are included herein.

2.1	Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013 (1).
3.1	Articles of Incorporation (2)
3.2	Articles of Merger (3)
3.3	Bylaws (2)
3.4	Amended and Restated Articles of Incorporation, as filed June 24, 2016 (4)
3.5	Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016 (4)
3.6	Articles of Amendment (5)
10.1	Lease Agreement
31.1	Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

1.	Previously filed with Current Report on Form 8-K filed December 5, 2013
2.	Previously filed with Registration Statement on Form S-1 filed September 9, 2011.
3.	Previously filed with Amendment No. 1 to Registration Statement on Form S-1 dated October 14, 2011.
4.	Previously filed with Annual Report on Form 10-K filed December 16, 2016.
5.	Previously filed with Current Report on Form 8-K filed May 17, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA GREAT HEALTH

Date: January 20, 2022	/s/ Mike Wang
Mike Wang, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 20, 2022	/s/ Mike Wang
Mike Wang, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director