Form 10-Q
period 2021-09-30
America Great Health
filed 2022-01-25
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Item 1.      Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$152,338	$396,136
Deposit	700	700
Inventory	7,448	7,848
Other receivable	73,136	61,136
Prepaid investment	100,000	-
Supplier advances	17,600	17,600
TOTAL CURRENT ASSETS	351,222	483,420

Right-of-use asset	114,495	126,927
Property and equipment, net	25,461	12,671

TOTAL ASSETS	$491,178	$623,018

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$38,910	$57,209
Income tax payable	-	800
Due to related party	341,472	323,750
Lease liability	51,308	50,672
TOTAL CURRENT LIABILITIES	431,690	432,431

Lease liability - non current	63,187	76,255
Long term loan	792,586	582,159

TOTAL LIABILITIES	1,287,463	1,090,845

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,070,866,399 and 21,070,866,399 shares issued and outstanding	-	-
Additional paid-in capital	3,090,683	3,087,869
Accumulated deficit	(3,886,968)	(3,555,696)

TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	(796,285)	(467,827)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$491,178	$623,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2021	2020
	(Unaudited)

Sales	$-	$136

Cost of goods sold	-	144

Gross profit	-	(8)

Selling, general and administrative expenses
Professional fee	155,986	955
Payroll expense	76,845	-
Office Expense & Supplies	20,285	-
Rent expense	18,730	-
Other	26,220	219
	298,066	1,174

Loss from operations	(298,066)	(1,182)

Other income (expenses)
Interest expense	(33,241)	(1,489)
Other income	35	-
	(33,206)	(1,489)

Loss before income taxes	(331,272)	(2,671)

Income tax provision	-	-

NET LOSS	$(331,272)	$(2,671)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,070,866,399	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional	Accumulated	Total Shareholder’s
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, June 30, 2020	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

Imputed interest	-	-	1,489	-	1,489
Net loss	-	-	-	(2,671)	(2,671)

Balance, September 30, 2020(Unaudited)	20,236,021,836	$-	$3,073,124	$(3,289,313)	$(216,190)

Balance, June 30, 2021	21,070,866,399	$-	$3,087,869	$(3,555,696)	$(467,827)

Imputed interest	-	-	2,814	-	2,814
Net loss	-	-	-	(331,272)	(331,272)

Balance, September 30, 2021(Unaudited)	21,070,866,399	$-	$3,090,683	$(3,886,968)	$(796,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2021	2020
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(331,272)	$(2,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	2,814	1,489
Changes in operating Assets and Liabilities:
Prepaid investment	(100,000)	-
Other receivable	(12,000)	(175)
Inventory	400	144
Accounts payable and accrued expense	(18,299)	(1,037)
Income tax payable	(800)	-
Net cash used in operating activities from continuing operations	(459,157)	(2,250)

Net cash used in operating activities	(459,157)	(2,250)

Cash Flows from Investing Activities
Purchase of property and equipment	(12,790)	-
Net cash provided by investing activities	(12,790)	-

Cash Flows from Financing Activities
Long term loan	210,427	-
Advances from related party	105,222	2,182
Repayment to related party	(87,500)	-
Net cash provided by financing activities	228,149	2,182

Net increase in cash	(243,798)	(68)

Cash beginning of period	396,136	166
Cash end of period	$152,338	$98

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Shares issued for equity investment	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell. On April 6, 2021, the Company issued 510,000,000 shares of common stock to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomous in its day-o-day operations, including recruiting and retaining management team members. Because the Company does not have significant control over Purecell, the acquisition is accounted for as an equity investment. This transaction was completed in May 2021.

On December 7, 2020, the Company’s wholly-owned Californian subsidiary, America Great Health, entered into a Cooperation Agreement with Brilliant Healthcare Limited (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, raw material procurement, mergers and acquisitions, and consulting services. After the formation of the JV company is completed, the Company shall invest US$4.2 million in the JV Company within the next 24 months for a 60% equity ownership in the JV Company. Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for a 40% equity interest in the JV Company. As a condition for AAGH to obtain 60% equity in the JV company and a as the founder of Brilliant, Dr. Aihua Guo agrees to transfer its patent to the JV company as its share of contribution, and AAGH also agrees to pay Dr. Aihua Guo additional compensation, which includes: (i) AAGH transfers 300 million original shares of AAGH to Dr. Aihua Guo at no cost, valuing at $15 million; (ii) AAGH pays Dr. Aihua Guo a one-time cash compensation of $3 million with the following payment schedule: AAGH agrees to pay $500,000 to Dr. Aihua Guo six months from the date of signing of this Agreement, $1.5 million to Dr. Aihua Guo 12 months from the date of signing of this Agreement, and $1 million to Dr. Aihua Guo 24 months from the date of signing of this Agreement. In June 2021, the JV Company was established in Hainan, China as “Sijinsai (Hainan) Biological Tech Ltd.” On July 9, 2021, the Company paid its first investment of $50,000. In July 2021, the Company paid Dr. Aihua Guo $100,000 as prepaid investment.

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

On September 3, 2021, the Company entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626,286.37 for a purchase price of $7,000,000. The purchase price shall be paid as follows: (i) $1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence. On September 9, 2021, the Company entered into a Supplemental Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to amend and clarify that (i) it was purchasing 19 real estate properties which includes 53 units appraised at $7,626,286.37 for a purchase price of $7,000,000 and (ii) that it will waive and not conduct due diligence in order for the transaction to proceed. The acquisition has not been consummated.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2021, the Company recorded a net loss of $331,272, used cash to fund operating activities of $459,157, and at September 30, 2021, had a shareholders’ deficit of $796,285. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2021 were primarily met by loans and advances from current majority shareholder. As of September 30, 2021, we had a cash balance of $152,338. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2021 and June 30, 2021, the Company’s bank account in the United States had $0 and $127,672, respectively, exceeding FDIC insurance of $250,000.

Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock issued for services, debt and equity investment. Actual results could differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the three months ended September 30, 2021.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2021 and June 30, 2021.

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

NOTE 3 – OTHER RECEIVABLE

As of September 30, 2021 and June 30, 2021, other receivable amounted to $73,136 and $61,136, respectively. Other receivable consists of the following:

	September 30, 2021	June 30, 2021
Deposit for gas company	$1,825	$1,825
Rent deposit	9,311	9,311
Loan to a third party	50,000	50,000
Employee advance	12,000	-
Total	$73,136	$61,136

Loan to a third party amounted $50,000 and $50,000 as of September 30, 2021 and June 30, 2021. Loan to a third party is due on July 30, 2021, interest free, no collateral, and interest free. The loan has not been paid back as of the reporting date.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021, the Company's current majority shareholder advanced $105,222 to the Company as working capital and the Company repaid $87,500 to the shareholder. As of September 30, 2021 and June 30, 2021, the Company owed its current majority shareholder of $341,472 and $323,750 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $2,814 and $1,489 for the three months ended September 30, 2021 and 2020 and was recorded as paid in capital, respectively.

NOTE 5 – LONG TERM LOAN

As of September 30, 2021 and June 30, 2021, long term loan amounted to $792,586 and $582,159, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years. Interest expense incurred for the three months ended September 30, 2021 and 2020 amounted to $30,427 and $0, respectively.

As of September 30, 2021, long term loan consisted of the following:

	Principal	Interest	Balance
Received long term loan on April 27, 2021	$200,000	$17,096	$217,096
Received long term loan on June 3, 2021	290,000	18,909	308,909
Received long term loan on June 4, 2021	50,000	3,261	53,261
Received long term loan on June 23, 2021	30,000	1,627	31,627
Received long term loan on July 12, 2021	10,000	438	10,438
Received long term loan on September 1, 2021	60,000	954	60,954
Received long term loan on September 22, 2021	50,000	219	50,219
Received long term loan on September 27, 2021	50,000	82	50,082
Received long term loan on September 30, 2021	10,000	-	10,000
Total	$750,000	$42,586	$792,586

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

There were no preferred shares outstanding as of September 30, 2021 and June 30, 2021.

NOTE 7 – SHAREHOLDERS’ DEFICIT

At September 30, 2021 and June 30, 2021, the Company had 21,070,866,399 and 21,070,866,399 shares issued and outstanding, respectively.

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

The following table summarizes the income statement of Purecell.

From 07/01/2021 to 09/30/2021

Sales	$117,248
Gross profit	36,397
Net loss	(180,920)
51% share	(92,269)

The following table provides the summary of balance sheet information for Purecell.

As of September 30, 2021

Total assets	$2,583,634
Net assets	2,583,634
51% ownership	1,317,653
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 9 – INCOME TAXES

As of September 30, 2021, the Company had federal and California income tax net operating loss carryforwards of approximately $4.0 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended September 30, 2021, the Company recognized approximately $13,967 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Three months Ended September 30, 2021
Cash paid for operating lease liabilities	$13,967
Weighted-average remaining lease term	2.17
Weighted-average discount rate	5%
Minimum future lease payments	$121,047

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2022	$55,868
2023	55,868
2024	9,311
2025	-
2026	-
Total minimum payments	121,047
Less: imputed interest	(6,552)
Total lease liability	114,495
Less: short-term lease liability	(51,308)
Long-term lease liability	$63,187

NOTE 11 – SUBSEQUENT EVENTS

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

On December 7, 2020, America Great Health, a California Corporation (“AAGH California”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “Agreement”) with Brilliant Healthcare Limited. (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, row material procumbent, mergers and acquisitions, and consulting services. As of the time of filing these financial statements with the Company’s quarterly report, the formation of the JV Company has not been completed. After the formation of the JV company is completed, the Company shall invest USD $4.2 million in the JV Company within the next 24 months for 60% equity ownership of the JV Company, Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for 40% equity ownership. As a condition for AAGH to obtain 60% equity in the JV company and a as the founder of Brilliant, Dr. Aihua Guo agrees to transfer its patent to the JV company as its share of contribution, and AAGH also agrees to pay Dr. Aihua Guo additional compensation, which includes: (i) AAGH transfers 300 million original shares of AAGH to Dr. Aihua Guo at no cost, valuing at $15 million; (ii) AAGH pays Dr. Aihua Guo a one-time cash compensation of $3 million with the following payment schedule: AAGH agrees to pay $500,000 to Dr. Aihua Guo six months from the date of signing of this Agreement, $1.5 million to Dr. Aihua Guo 12 months from the date of signing of this Agreement, and $1 million to Dr. Aihua Guo 24 months from the date of signing of this Agreement. In June 2021, the JV Company was established in Hainan, China, fully known as Sijinsai (Hainan) Biological Tech Ltd. On July 9, 2021, the Company paid the first investment of $50,000. In July 2021, the Company paid Dr. Aihua Guo $100,000 as prepaid expense.

On September 3, 2021, America Great Health (the “Company”) entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626, 286 for a purchase price of $7,000,000 (the “Agreement”). The purchase price shall be paid as follows : (i) $1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence.

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

Results of Operations

Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Sales amounted $0 and $136 for the three months ended September 30, 2021 and 2020, respectively.

Cost of goods sold amounted $0 and $144 for the three months ended September 30, 2021 and 2020, respectively.

Gross profit amounted $0 and loss of $8 for the three months ended September 30, 2021 and 2020, respectively.

Operating expenses incurred for the three months ended September 30, 2021 and 2020 was $298,066 and $1,174, respectively. The increase was mainly due to increased payroll expenses, compensation for patent purchase, rent expenses and professional expenses.

Our net loss for the three months ended September 30, 2021 and 2020 was $331,272 and $2,671, respectively. The increase in net loss was mainly due to increased operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2020, the Company recorded a net loss of $2,671, used cash to fund operating activities of $2,250, and cash provided by financing activities of $2,182. For the three months ended September 30, 2021, the Company recorded a net loss of $331,272, used cash to fund operating activities of $459,157, and cash provided by financing activities of $228,149. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the three months ended September 30, 2021 were primarily met by loans and advances from current majority shareholder. As of September 30, 2021, we had a cash balance of $152,338. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the three months ended September 30, 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of September 30, 2021, we had $152,338 in cash, negative working capital of $80,468 and an accumulated deficit of $3,886,968.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Financial Statement Schedules

31.1	Certification of CEO and CFO. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREAT HEALTH

Dated: January 24, 2022	By:	/s/ Mike Wang
Mike Wang
President, Chief Executive Officer and Chief Financial Office