Form 10-Q
period 2021-12-31
America Great Health
filed 2022-02-14
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                      .

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of February 11, 2022 was 21,075,888,239.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$206,264	$396,136
Deposit	700	700
Inventory	72,287	7,848
Other receivable	75,624	61,136
Prepaid investment	100,000	-
Supplier advances	17,600	17,600
TOTAL CURRENT ASSETS	472,475	483,420

Right-of-use asset	101,907	126,927
Investment	-	-
Property and equipment, net	29,523	12,671

TOTAL ASSETS	$603,905	$623,018

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$1,751,919	$57,209
Income tax payable	-	800
Due to related party	225,172	323,750
Lease liability	51,952	50,672
TOTAL CURRENT LIABILITIES	2,029,043	432,431

Lease liability - non current	49,955	76,255
Loans shareholders - non current	-	-
Long term loan	1,119,527	582,159

TOTAL LIABILITIES	3,198,525	1,090,845

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,075,888,239 and 21,070,866,399 shares issued and outstanding	-	-
Additional paid-in capital	3,093,406	3,087,869
Accumulated deficit	(5,688,026)	(3,555,696)

TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' EQUITY(DEFICIT)	(2,594,620)	(467,827)
Non-controlling interest	-	-
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	(2,594,620)	(467,827)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$603,905	$623,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Sales	$155,680	$-	$155,680	$136

Cost of goods sold	1,551,007	-	1,551,007	144

Gross profit	(1,395,327)	-	(1,395,327)	(8)

Selling, general and administrative expenses
Professional fee	96,614	18,674	252,600	19,629
Payroll expense	160,482	-	237,327	-
Office expense & supplies	20,694	-	40,979	-
Rent expense	19,009	-	37,739	-
Advertising and promotion	30,076	-	35,985	-
Other	31,238	15,965	51,549	16,184
	358,113	34,639	656,179	35,813

Loss from operations	(1,753,440)	(34,639)	(2,051,506)	(35,821)

Other income (expenses)
Loss on equity investment	-	-	-	-
Interest expense	(47,618)	(1,629)	(80,859)	(3,118)
Other income	0	-	35	-
	(47,618)	(1,629)	(80,824)	(3,118)

Loss before income taxes	(1,801,058)	(36,268)	(2,132,330)	(38,939)

Income tax provision	-	-	-	-

Loss from continuing operations	(1,801,058)	(36,268)	(2,132,330)	(38,939)

NET LOSS	$(1,801,058)	$(36,268)	$(2,132,330)	$(38,939)

Net loss attributable to non-controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(1,801,058)	$(36,268)	$(2,132,330)	$(38,939)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,073,788,938	20,236,021,836	21,072,327,669	20,236,021,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional	Accumulated	Total Shareholder’s
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, June 30, 2020	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

Imputed interest	-	-	1,489	-	1,489
Net loss	-	-	-	(2,671)	(2,671)

Balance, September 30, 2020(Unaudited)	20,236,021,836	$-	$3,073,124	$(3,289,314)	$(216,190)

Imputed interest	-	-	1,629	-	1,629
Net loss	-	-	-	(36,268)	(36,268)

Balance, December 31, 2020(Unaudited)	20,236,021,836	$-	$3,074,753	$(3,325,582)	$(250,829)

Balance, June 30, 2021	21,070,866,399	$-	$3,087,869	$(3,555,696)	$(467,827)

Imputed interest	-	-	2,814	-	2,814
Net loss	-	-	-	(331,272)	(331,272)

Balance, September 30, 2021(Unaudited)	21,070,866,399	$-	$3,090,683	$(3,886,968)	$(796,285)

Issuance of common stock for debt	5,021,840	-	-	-	-
Imputed interest	-	-	2,723	-	2,723
Net loss	-	-	-	(1,801,058)	(1,801,058)

Balance, December 31, 2021(Unaudited)	21,075,888,239	$-	$3,093,406	$(5,688,026)	$(2,594,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2021	2020
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,132,330)	$(38,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	5,537	3,118
Changes in operating Assets and Liabilities:
Prepaid investment	(100,000)	-
Other receivable	(14,487)	(6,725)
Inventory	(64,439)	(144,506)
Accounts payable and accrued expense	1,694,709	(10,493)
Unearned revenues	-	195,500
Income tax payable	(800)	(800)
Net cash used in operating activities from continuing operations	(611,810)	(2,845)
Net cash used in operating activities from discontinued operations	-	-

Net cash used in operating activities	(611,810)	(2,845)

Cash Flows from Investing Activities
Purchase of property and equipment	(16,852)	-
Net cash provided by investing activities	(16,852)	-

Cash Flows from Financing Activities
Loans shareholders	-	-
Long term loan	537,368	-
Advances from related party	134,122	129,810
Repayment to related party	(232,700)	(64,480)
Net cash provided by financing activities from discontinued operations	-	-

Net cash provided by financing activities	438,790	65,330

Net increase in cash	(189,872)	62,485

Cash beginning of period	396,136	166
Cash end of period	$206,264	$62,651

Interest paid	$-	$-
Taxes paid	$800	$-

Non-cash transactions
Shares issued for equity investment	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

On June 24, 2019, the Company registered a wholly-owned subsidiary in China, US-China Mega Beauty Health Industry Development Co., Ltd. The subsidiary is mainly engaged in mergers and acquisitions, investments and financings, and marketing of medical equipment and health products in China.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2021, the Company recorded a net loss of $2,132,330, used cash to fund operating activities of $611,810, and at December 31, 2021, had a shareholders’ deficit of $2,594,620. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2021 were primarily met by loans and advances from current majority shareholder. As of December 31, 2021, we had a cash balance of $206,264. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2021 and June 30, 2021, the Company’s bank account in the United States had $0 and $127,672, respectively, exceeding FDIC insurance of $250,000.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the six months ended December 31, 2021.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2021 and June 30, 2021.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and three months ended September 30, 2021.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – OTHER RECEIVABLE

As of December 31, 2021 and June 30, 2021, other receivable amounted to $75,624 and $61,136, respectively. Other receivable consists of the following:

	December 31, 2021	June 30, 2021
Rent deposit	$11,136	$11,136
Loan to a third party	50,000	50,000
Employee advance	11,213	-
Others	3,275	-
Total	$75,624	$61,136

Loan to a third party amounted $50,000 and $50,000 as of December 31, 2021 and June 30, 2021. Loan to a third party is due on July 30, 2021, interest free, no collateral, and interest free. The loan has not been paid back as of the reporting date.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2021, the Company's current majority shareholder advanced $134,122 to the Company as working capital and the Company repaid $232,700 to the shareholder. As of December 31, 2021 and June 30, 2021, the Company owed its current majority shareholder of $225,172 and $323,750 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $2,723 and $1,629 for the three months ended December 31, 2021 and 2020 and was recorded as paid in capital, respectively. Imputed interest amounted $5,537 and $3,118 for the six months ended December 31, 2021 and 2020 and was recorded as paid in capital, respectively.

NOTE 5 – LONG TERM LOAN

As of December 31, 2021 and June 30, 2021, long term loan amounted to $1,119,527 and $582,159, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years. Interest expense incurred for the three months ended December 31, 2021 and 2020 amounted to $44,803 and $0, respectively. Interest expense incurred for the six months ended December 31, 2021 and 2020 amounted to $75,230 and $0, respectively.

As of December 31, 2021, long term loan consisted of the following:

	Principal	Interest	Balance
Received long term loan on April 27, 2021	$200,000	$27,178	$227,178
Received long term loan on June 3, 2021	290,000	33,529	323,529
Received long term loan on June 4, 2021	50,000	5,781	55,781
Received long term loan on June 23, 2021	30,000	3,140	33,140
Received long term loan on July 12, 2021	10,000	942	10,942
Received long term loan on September 1, 2021	60,000	3,978	63,978
Received long term loan on September 22, 2021	50,000	2,740	52,740
Received long term loan on September 27, 2021	50,000	2,603	52,603
Received long term loan on September 30, 2021	10,000	504	10,504
Received long term loan on October 29, 2021	12,138	419	12,557
Received long term loan on November 9, 2021	50,000	1,424	51,424
Received long term loan on November 16, 2021	140,000	3,452	143,452
Received long term loan on November 18, 2021	50,000	1,178	51,178
Received long term loan on November 29, 2021	20,000	351	20,351
Received long term loan on November 30, 2021	10,000	170	10,170
Total	$1,032,138	$87,389	$1,119,527

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

The Company received the proceed of $150,000 in December 2021. The company will sign 2 loan agreements with 2 unrelated parties, and the content of the agreement has not been determined as of the reporting date.

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

There were no preferred shares outstanding as of December 31, 2021 and June 30, 2021.

NOTE 7 – SHAREHOLDERS’ DEFICIT

At December 31, 2021 and June 30, 2021, the Company had 21,075,888,239 and 21,070,866,399 shares issued and outstanding, respectively.

1) Shares issued for equity investment

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus. The transaction has not been completed by the reporting date.

Equity Investment in Purecell Group

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Because the company does not have significant control over Purecell, so this is an equity investment. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day to day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd (“Purecell”) in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share.

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

The following table summarizes the income statement of Purecell.

From 07/01/2021 to 12/31/2021

Sales	$206,043
Gross profit	58,194
Net loss	(332,686)
51% share	(169,670)

The following table provides the summary of equity investment in Purecell.

As of December 31, 2021

Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 9 – INCOME TAXES

As of December 31, 2021, the Company had federal and California income tax net operating loss carryforwards of approximately $5.7 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended December 31, 2021, the Company recognized approximately $13,967 in total lease costs. For the six months ended December 31, 2021, the Company recognized approximately $27,934 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six months ended December 31, 2021
Cash paid for operating lease liabilities	$27,934
Weighted-average remaining lease term	1.92
Weighted-average discount rate	5%
Minimum future lease payments	$107,080

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2022	$55,868
2023	51,212
2024	-
2025	-
2026	-
Total minimum payments	107,080
Less: imputed interest	(5,173)
Total lease liability	101,907
Less: short-term lease liability	(51,952)
Long-term lease liability	$49,955

NOTE 11 – SUBSEQUENT EVENTS

On January 11, 2022, the Company borrowed $50,000 from an unrelated party (“lender”) as working capital. The loan is due July 10, 2022, interest free, and no collateral. The Company will issue 200,000 shares of restricted shares of common stock as bonus shares to lender.

On January 27, 2022, the Company borrowed $50,000 from an unrelated party (“lender”) as working capital. The loan is due July 26, 2022, interest free, and no collateral. The Company will issue 200,000 shares of restricted shares of common stock as bonus shares to lender.

On February 2, 2022, the Company borrowed $50,000 from an unrelated party (“lender”) as working capital. The loan is due August 1, 2022, interest free, and no collateral. The Company will issue 200,000 shares of restricted shares of common stock as bonus shares to lender.

On February 2, 2022, the Company borrowed $10,000 from an unrelated party (“lender”) as working capital. The loan is due August 1, interest free, and no collateral. The Company will issue 40,000 shares of restricted shares of common stock as bonus shares to lender.

On January 28, 2022,the Company signed a company stock & payment exchange agreement with a supplier. The Company offers to pay the supplier the $295,000 for product with 15,000,000 shares of common stock. The 15,000,000 shares of common stock are transferred to the supplier or any third party designated by the supplier within 60 days, and no later than March 30, 2022. Once the stock issued, the Company will no longer be liable for any payments made to the supplier for the purchase of products.

On January 28, 2022, the Company signed a company stock & payment exchange agreement with a supplier. The Company offers to pay the supplier the $1,100,000 for product with 35,000,000 shares of common stock. The 35,000,000 shares of common stock are transferred to the supplier or any third party designated by the supplier within 60 days, and no later than March 30, 2022. Once the stock issued, the Company will no longer be liable for any payments made to the supplier for the purchase of products.

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

Results of Operations

Results of Operations for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020.

Sales amounted $155,680 and $0 for the three months ended December 31, 2021 and 2020, respectively. Sales amounted $155,680 and $136 for the six months ended December 31, 2021 and 2020, respectively. The increase in sales is because the company sold health products bought in the open market to a customer who accounted for 99% of our total sales in the three months ended December 31, 2021.

Cost of goods sold amounted $1,551,007 and $0 for the three months ended December 31, 2021 and 2020, respectively. Cost of goods sold amounted $1,551,007 and $144 for the six months ended December 31, 2021 and 2020, respectively. The increase of cost of goods sold is due to increased sales.

Gross loss amounted $1,395,327 and $0 for the three months ended December 31, 2021 and 2020, respectively. Gross loss amounted $1,395,327 and $8 for the six months ended December 31, 2021 and 2020, respectively. The increase of gross loss is due to the fact that our sales of $2,500,680 has not been fully recognized, but the cost of goods sold has been fully recognized for the three months ended December 31, 2021.

Operating expenses incurred for the three months ended December 31, 2021 and 2020 was $358,163 and $34,639, respectively. Operating expenses incurred for the six months ended December 31, 2021 and 2020 was $656,179 and $35,813, respectively. The increase was mainly due to increased payroll expenses, office expense & supplies, advertising and promotion, rent expenses and professional expenses.

Our net loss for the three months ended December 31, 2021 and 2020 was $1,801,058 and $36,268, respectively. Our net loss for the six months ended December 31, 2021 and 2020 was $2,132,330 and $38,939, respectively. The increase in net loss was mainly due to increased gross loss and operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2020, the Company recorded a net loss of $38,939, used cash to fund operating activities of $2,845, and cash provided by financing activities of $65,330. For the six months ended December 31, 2021, the Company recorded a net loss of $2,132,330, used cash to fund operating activities of $611,810, cash used in investing activities of $16,852, and cash provided by financing activities of $438,790. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the six months ended December 31, 2021 were primarily met by loans and advances from current majority shareholder. As of December 31, 2021, we had a cash balance of $206,264. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the six months ended December 31, 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of December 31, 2021, we had $206,264 in cash, negative working capital of $1,556,568 and an accumulated deficit of $5,688,026.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2021 and June 30, 2021.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: February 14, 2022	By:	/s/ Mike Wang
Mike Wang
President, Chief Executive Officer and Chief Financial Office