Form 10-Q
period 2022-03-31
America Great Health
filed 2022-05-25
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 31, 2022 was 21,089,355,704.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2022	2021
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$106,304	$396,136
Inventory	148,595	7,848
Other receivable	80,649	61,136
Supplier advances	10,250	17,600
TOTAL CURRENT ASSETS	345,798	482,720

Right-of-use asset	89,161	126,927
Other asset – Deposits	2,700	700
Property and equipment, net	29,523	12,671

TOTAL ASSETS	$467,182	$623,018

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$1,581,030	$57,209
Income tax payable	-	800
Due to related party	523,935	323,750
Unearned income	44,900	-
Short term loan	160,000	-
Lease liability - current	52,601	50,672
TOTAL CURRENT LIABILITIES	2,362,466	432,431

Lease liability - non current	36,560	76,255
Accrued interest	138,289	12,159
Long term loan	1,032,138	570,000

TOTAL LIABILITIES	3,569,453	1,090,845

SHAREHOLDERS' DEFICIT

Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,089,355,704 and 21,070,866,399 shares issued and outstanding	-	-
Additional paid-in capital	3,195,286	3,087,869
Accumulated deficit	(6,297,557)	(3,555,696)

TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' EQUITY(DEFICIT)	(3,102,271)	(467,827)
Non-controlling interest	-	-
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	(3,102,271)	(467,827)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$467,182	$623,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Sales	$2,744	$195,535	$158,424	$195,671

Cost of goods sold	360	143,905	1,551,367	144,049

Gross profit	2,384	51,630	(1,392,943)	51,622

Selling, general and administrative expenses
Professional fee	121,948	50,185	374,548	69,810
Payroll expense	312,637	-	549,964	-
Office expense & supplies	28,339	-	69,318	-
Rent expense	22,309	-	60,048	-
Advertising and promotion	24,079	-	60,064	-
Other	140,330	48,504	191,879	64,688
	649,642	98,689	1,305,821	134,498

Loss from operations	(647,258)	(47,059)	(2,698,764)	(82,876)

Other income (expenses)
Loss on equity investment	-	-	-	-
Interest expense	(55,283)	(2,156)	(136,142)	(5,275)
Other income	93,010	-	93,045	-
	37,727	(2,156)	(43,097)	(5,275)

Loss before income taxes	(609,531)	(49,215)	(2,741,861)	(88,151)

Income tax provision	-	-	-	-

Loss from continuing operations	(609,531)	(49,215)	(2,741,861)	(88,151)

NET LOSS	$(609,531)	$(49,215)	$(2,741,861)	$(88,151)

Net loss attributable to non-controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(609,531)	$(49,215)	$(2,741,861)	$(88,151)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,089,355,704	20,292,390,328	21,073,497,199	20,254,537,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statement of Shareholders' Deficit

					Total
	Common Stock		Additional	Accumulated	Shareholder’s
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, June 30, 2020	20,236,021,836	$-	$3,071,635	$(3,286,642)	$(215,007)

Imputed interest	-	-	1,489	-	1,489
Net loss	-	-	-	(2,671)	(2,671)

Balance, September 30, 2020(Unaudited)	20,236,021,836	$-	$3,073,124	$(3,289,314)	$(216,190)

Imputed interest	-	-	1,629	-	1,629
Net loss	-	-	-	(36,268)	(36,268)

Balance, December 31, 2020(Unaudited)	20,236,021,836	$-	$3,074,753	$(3,325,582)	$(250,829)

Issuance of common stock for compensation	127,582,658	-	1,276	-	1,276
Imputed interest	-	-	2,157	-	2,157
Net loss	-	-	-	(49,215)	(49,215)

Balance, March 31, 2021 (Unaudited)	20,363,604,494	$-	$3,078,186	$(3,374,797)	$(296,611)

Issuance of common stock for compensation	78,811,905		788		788
Issuance of common stock for debt	13,450,000		135		135
Issuance of common stock for equity trust	70,000,000		700		700
Issuance of common stock for merger & acquisition	545,000,000		5,450		5,450
Imputed interest			2,610		2,610
Net loss				(180,900)	(180,900)
Balance, June 30, 2021	21,070,866,399	$-	$3,087,869	$(3,555,696)	$(467,827)

Imputed interest	-	-	2,814	-	2,814
Net loss	-	-	-	(331,272)	(331,272)

Balance, September 30, 2021 (Unaudited)	21,070,866,399	$-	$3,090,683	$(3,886,968)	$(796,285)

Issuance of common stock for debt	5,021,840	-	-	-	-
Imputed interest	-	-	2,723	-	2,723
Net loss	-	-	-	(1,801,058)	(1,801,058)

Balance, December 31, 2021 (Unaudited)	21,075,888,239	$-	$3,093,406	$(5,688,026)	$(2,594,620)

Issuance of common stock for debt	12,167,465	-	-	-	-
Issuance of common stock	1,300,000		97,500		97,500
Imputed interest	-	-	4,380	-	4,380
Net loss				(609,531)	(609,531)

Balance, March 31, 2022( Unaudited)	21,089,355,704	$-	$3,192,550	$(6,297,557)	$(3,102,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities	(Unaudited)

Net loss	$(2,741,861)	$(88,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	1,276
Imputed interest	9,921	5,275
Changes in operating Assets and Liabilities:
Other receivable	(9,163)	(6,765)
Inventory	(140,747)	(606)
Accounts payable and accrued expense	1,518,818	(7,254)
Unearned revenues	44,900	-
Income tax payable	(800)	(800)

Net cash used in operating activities from continuing operations	(1,318,932)	(97,025)
Net cash used in operating activities from discontinued operations	-	-

Net cash used in operating activities	(1,318,932)	(97,025)

Cash Flows from Investing Activities

Purchase of property and equipment	(16,852)	-

Net cash provided by investing activities	(16,852)	-

Cash Flows from Financing Activities

Short term loan	160,000	-
Long term loan	588,268	-
Issuance of common stock	97,500	-
Advances from related party	-	201,660
Repayment to related party	200,184	(79,548)
Net cash provided by financing activities from discontinued operations	1,045,952	122,112

Net cash provided by financing activities	1,045,952	122,112

Net increase in cash	(289,832)	25,087

Cash beginning of period	396,136	166
Cash end of period	$106,304	$25,253

Interest paid	$-	$-

Taxes paid	$-	$-

Non-cash transactions

Shares issued for equity investment	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

On December 7, 2020, the Company’s wholly-owned Californian subsidiary, America Great Health, entered into a Cooperation Agreement with Brilliant Healthcare Limited (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, raw material procurement, mergers and acquisitions, and consulting services. After the formation of the JV company is completed, the Company shall invest US$4.2 million in the JV Company within the next 24 months for a 60% equity ownership in the JV Company. Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for a 40% equity interest in the JV Company. As a condition for AAGH to obtain 60% equity in the JV company and a as the founder of Brilliant, Dr. Aihua Guo agrees to transfer its patent to the JV company as its share of contribution, and AAGH also agrees to pay Dr. Aihua Guo additional compensation, which includes: (i) AAGH transfers 300 million original shares of AAGH to Dr. Aihua Guo at no cost, valuing at $15 million; (ii) AAGH pays Dr. Aihua Guo a one-time cash compensation of $3 million with the following payment schedule: AAGH agrees to pay $500,000 to Dr. Aihua Guo six months from the date of signing of this Agreement, $1.5 million to Dr. Aihua Guo 12 months from the date of signing of this Agreement, and $1 million to Dr. Aihua Guo 24 months from the date of signing of this Agreement. In June 2021, the JV Company was established in Hainan, China as “Sijinsai (Hainan) Biological Tech Ltd.” On July 9, 2021, the Company paid its first investment of $50,000. In July 2021, the Company paid Dr. Aihua Guo $100,000 as a professional expense.

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

On November 4, 2021, the Company set up a 100% owned subsidiary Nutrature Health LLC, under the laws of the State of California.

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

On February 4, 2021, the Company set up a 100% owned subsidiary International Institute of Great Health, Inc. (IIGH) under the laws of the State of California. The Company wholly owned research institute will bring together doctors and professor-level experts from different countries and regions in the world. The research fields involve biomedicine, clinical medicine, health management, information technology, data analysis, software development, artificial intelligence, industrial planning, financial investment, etc.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2022, the Company recorded a net loss of $2,739,121, used cash to fund operating activities of $1,318,932, and at March 31, 2022, had a shareholders’ deficit of $3,102,271. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2022 were primarily met by loans and advances from current majority shareholder. As of March 31, 2022, we had a cash balance of $106,304. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

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

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2022 and June 30, 2021, the Company’s bank account in the United States had $106,304 and $398,136, respectively, exceeding FDIC insurance of $250,000.

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

Product Revenue

A majority of the Company’s sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment. The Company receives payment for the sale of products at the time customers place orders and payment is required prior to shipment. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling activities are performed upon delivery to the third-party carrier for shipment. The Company accounts for these activities as fulfillment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in cost of sales for all periods presented.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2022 and 2021, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the nine months ended March 31, 2022.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2022, and June 30, 2021.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and nine months ended March 31, 2022.

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

NOTE 3 – OTHER RECEIVABLE

As of March 31, 2022 and June 30, 2021, other receivable amounted to $80,649 and $61,136, respectively. Other receivable consists of the following:

	March 31, 2022	June 30, 2021
Rent deposit	$11,136	$11,136
Loan to a third party	50,000	50,000
Employee advance	13,208	-
Others	6,275	-
Total	$80,649	$61,136

Loan to a third party amounted $50,000 and $50,000 as of March 31, 2022 and June 30, 2021. Loan to a third party is due on July 30, 2021, interest free, no collateral, and interest free. The loan has not been paid back as of the reporting date.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2022, the Company's current majority shareholder advanced $495,124 to the Company as working capital and the Company repaid $295,100 to the shareholder. As of March 31, 2022 and June 30, 2021, the Company owed its current majority shareholder of $273,935 and $323,750 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $9,921 and $5,275 for the nine months ended March 31, 2022 and 2021 and was recorded as paid in capital, respectively.

NOTE 5 – SHORT TERM LOAN

As of March 31, 2022, short term loan amounted to $160,000. The loan is due July 10, 2022, interest free, and no collateral. As of March 31, 2022, the Company issued 400,000 of the 640,000 shares of restricted shares of common stock as bonus shares to the lenders, and the balance of 240,000 share of restricted shares were issued in April 12, 2022.

NOTE 6 – LONG TERM LOAN

As of March 31, 2022 and June 30, 2021, long term loan amounted to $1,170,427 and $582,159, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years. Interest expense incurred for the nine months ended March 31, 2022 and 2021 amounted to $138,289 and $0, respectively.

As of March 31, 2022, long term loan consisted of the following:
	Principal	Interest	Balance
Received long term loan on April 27, 2021	$200,000	$37,041	$237,041
Received long term loan on June 3, 2021	290,000	47,830	337,830
Received long term loan on June 4, 2021	50,000	8,246	58,247
Received long term loan on June 23, 2021	30,000	4,619	34,619
Received long term loan on July 12, 2021	10,000	1,436	11,436
Received long term loan on September 1, 2021	60,000	6,937	66,937
Received long term loan on September 22, 2021	50,000	5,205	55,205
Received long term loan on September 27, 2021	50,000	5,068	55,068
Received long term loan on September 30, 2021	10,000	997	10,997
Received long term loan on October 29, 2021	12,138	1,018	13,156
Received long term loan on November 9, 2021	50,000	3,890	53,890
Received long term loan on November 16, 2021	140,000	10,356	150,356
Received long term loan on November 18, 2021	50,000	3,644	53,644
Received long term loan on November 29, 2021	20,000	1,337	21,337
Received long term loan on November 30, 2021	10,000	663	10,663
Total	$1,032,138	$138,289	$1,170,427

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

In November 2021, the Company signed 3 loan agreements of $80,000 with 3 unrelated parties, with 800,000 shares as collateral , and the company issued shares after receiving the proceed. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed of $80,000 in November 2021. These shares were issued in February 2022.

NOTE 7 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

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

There were no preferred shares outstanding as of March 31, 2022 and June 30, 2021.

NOTE 8 – SHAREHOLDERS’ DEFICIT

At March 31, 2022 and June 30, 2021, the Company had 21,089,355,704 and 21,070,866,399 shares issued and outstanding, respectively.

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

On March 30, 2022, the Company issued 1,300,000 shares to an US individual at $0.075 per share.

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

On February 2, 2022, the Company issued an aggregate of 10,967,465 shares of common stock to 28 unrelated parties as compensation for services. The issuance of these shares is recorded at fair market value of $0.00001 per share. 11,367,465 shares were issued at fair market value of $109.

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

On February 2, 2022, the Company issued 800,000 shares to 3 unrelated parties as collateral for loan of $80,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed of $80,000 in November 2021.

NOTE 9 – EQUITY INVESTMENT

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

The following table summarizes the income statement of Purecell.

From 07/01/2021 to
03/31/2022

Sales	$357,050
Gross profit	163,438
Net loss	(333,392)
51% share	(170,030)

The following table provides the summary of equity investment in Purecell.

As of March
31, 2022

Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 10 – INCOME TAXES

As of March 31, 2021, the Company had federal and California income tax net operating loss carryforwards of approximately $5.7 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended March 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 11 – LEASE

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended March 31, 2022, the Company recognized approximately $13,967 in total lease costs. For the nine months ended March 31, 2022, the Company recognized approximately $41,901 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine months ended
March 31, 2022
Cash paid for operating lease liabilities	$41,901
Weighted-average remaining lease term	1.672
Weighted-average discount rate	5%
Minimum future lease payments	$89,161

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2022	$12,906
2023	53,265
2024	22,990
2025	-
2026	-
Total minimum payments	89,161
Less: short-term lease liability	(52,601)

Long-term lease liability	$36,560

NOTE 12 – SUBSEQUENT EVENTS

On April 12, 2022, the Company issued 240,000 balance shares of the total 640,000 shares of restricted shares of common stock as bonus shares to two unrelated lenders who loaned the Company $160,000 on January 11, 27, and February 2, 2022.

On January 28, 2022, the Company signed a company stock & payment exchange agreement with a supplier. The Company offers to pay the supplier the $295,000 for product with 15,000,000 shares of common stock. The 15,000,000 shares of common stock are transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of May 22, 2022, the Company hasn’t issue any shares of common stock to the supplier for the purchase of products.

On January 28, 2022, the Company signed a company stock & payment exchange agreement with a supplier. The Company offers to pay the supplier the $1,100,000 for product with 35,000,000 shares of common stock. The 35,000,000 shares of common stock are transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of May 22, 2022, the Company hasn’t issue any shares of common stock to the supplier for the purchase of products.

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

Results of Operations

Results of Operations for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021.

Sales amounted $2,744 and $195,535 for the three months ended March 31, 2022 and 2021, respectively. Sales amounted $158,424 and $195,671 for the nine months ended March 31, 2022 and 2021, respectively.

Cost of goods sold amounted $360 and $143,905 for the three months ended March 31, 2022 and 2021, respectively. Cost of goods sold amounted $1,551,367 and $144,049 for the nine months ended March 31, 2022 and 2021, respectively.

Gross profit amounted $2,384 and $51,630 for the three months ended March 31, 2022 and 2021, respectively. Gross loss amounted $1,392,943 and gross profit was $51,622 for the nine months ended March 31, 2022 and 2021, respectively.

Operating expenses incurred for the three months ended March 31, 2022 and 2021 was $649,642 and $98,689, respectively. Operating expenses incurred for the nine months ended March 31, 2022 and 2021 was $1,305,821 and $134,502, respectively.

Our net loss for the three months ended March 31, 2022 and 2021 was $606,791 and $49,216, respectively. Our net loss for the nine months ended March 31, 2022 and 2021 was $2,739,121 and $88,151, respectively. The decrease in net loss was mainly due to decrease in professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2022, the Company recorded a net loss of $2,739,121, used cash to fund operating activities of $1,068,932, cash used for investing activities of $16,852 and cash provided by financing activities of $795,952. For the nine months ended March 31, 2021, the Company recorded a net loss of $88,151, used cash to fund operating activities of $97,025 and cash provided by financing activities of $122,112. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the nine months ended March 31, 2022 were primarily met by loans and advances from current majority shareholder. As of March 31, 2022, we had a cash balance of $106,304. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the nine months ended March 31, 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of March 31, 2022, we had $106,304 in cash, negative working capital of $1,068,929 and an accumulated deficit of $6,294,814.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2022 and June 30, 2021.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: May 20, 2022	By: /s/ Quinn Chen
Quinn Chen
Chief Financial Officer