Form 10-K
period 2022-06-30
America Great Health
filed 2022-10-31
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of September 30, 2022 was 21,090,218,148.

FORM 10-K

For the Year Ended June 30, 2022

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

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell. On April 6, 2021, the Company issued 510,000,000 shares of common stock to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomous in its day-to-day operations, including recruiting and retaining management team members. Because the Company does not have significant control over Purecell, the acquisition is accounted for as an equity investment. This transaction was completed in May 2021.

On December 7, 2020, the Company’s wholly owned Californian subsidiary, America Great Health, entered into a Cooperation Agreement with Brilliant Healthcare Limited (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, raw material procurement, mergers and acquisitions, and consulting services. After the formation of the JV company is completed, the Company shall invest US$4.2 million in the JV Company within the next 24 months for a 60% equity ownership in the JV Company. Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for a 40% equity interest in the JV Company. In June 2021, the JV Company was established in Hainan, China as “Sijinsai (Hainan) Biological Tech Ltd.” On July 9, 2021, the Company paid its first investment of $50,000.

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

On September 3, 2021, the Company entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626,286.37 for a purchase price of $7,000,000, The purchase price shall be paid as follows (i)  1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence. On September 9, 2021, the Company entered into a Supplemental Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to amend and clarify that (i) it was purchasing 19 real estate properties which includes 53 units appraised at $7,626,286.37 for a purchase price of $7,000,000 and (ii) that it will waive and not conduct due diligence in order for the transaction to proceed. The acquisition had been ceased by both sides without any liabilities and obligations to the Company and Wang’s Property Investment & Management LLC.

On November 4, 2021, the Company set up a 100% owned subsidiary Nutrature Health LLC. On November 11, 2021, America Great Health (the “Company”) entered into an Advisory Committee Member Consulting Agreement with Dr. Kevin Buckman MD (“Consultant”). Pursuant to the Agreement, Consultant is to provide advisory services, as a member to the Advisory Committee to the Board of Directors of the Company, including without limitation, assisting GOF Biotechnologies Inc. in its new drug approval process for oral insulin and Amylase X. Consultant shall be compensated with a warrant to purchase 500,000 shares of the Company at $0.01 per share within 24 months and a warrant at each of the following stages: IND application, Phase I clinical trials, Phase II clinical trials, Phase III clinical trials and the sale of GOF Biotechnologies Inc. the license of oral insulin and Amylase X at Phase I or Phase II clinical trials stages. This Agreement shall be for an initial one year term and shall renew automatically for successive one-year terms up to a maximum of three (3) years unless terminated by either party pursuant to the Agreement. The Company issued 500,000 shares to Dr. Kevin Buckman MD on April 20, 2022.

On November 15, 2021, the Company set up a 100% owned subsidiary GOF Biotechnologies Inc. GOF is 75% majority owned (60,000,000 shares of common stock) by the Company and the remaining 25% of its issued and outstanding shares (20,000,000 shares of common stock) are held by Men Hwei, Tsai. On December 31, 2021, the Company entered into a Supplementary Agreement with Zhigong Lin to amend his prior employment agreement with the Company dated August 31, 2021. The Supplement Agreements provides, inter alia, that Zhigong Lin would be appointed Chief Executive Officer of GOF. The employment agreement and the supplement agreement had both been terminated without any liabilities and obligation to the Company and Zhigong Lin.

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

The Company under the new management has focused its business in the health industry. With the asset acquisition from Wang’s Property Investment &Management LLC, the Company attempted diversify its business into property investment and management. By the early May 2022, the acquisition had been ceased by both sides.

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

Our mission is to invest in innovative technologies integrated with business development in the healthcare ecosystem.

We are focused on protein and peptide small molecular drugs research and development, diagnostic and medical devices with AI cloud computing, cell therapy, and re-generational medicine and supplements manufacturing and sales.

Employees and Outside Services

The company has 7 full-time employees as of report date. Remaining administrative (non-policy making) officers and consultants and technical personnel such as marketing specialists are being compensated as independent contractors. We pay these persons on a contract basis as required.

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

The Company had entered a short-term, six-month operating lease for a research lab office building property at $1,161.29 at Cal State Los Angeles University Auxiliary Series, Inc. The lease was terminated by the end of May 2022.

The Company has entered an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 15, 2021 to May 31, 2023. The current monthly rent including monthly management fee is $1,643.16.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against us or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against us or have any material interests in actions that are averse to the Company’s interests.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”. There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2022. The last sale price of our common stock on June 30, 2022 was 0.0161 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2022 and 2021, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low
2022	First Quarter	$0.1850	$0.030
	Second Quarter	$0.2299	$0.1010
	Third Quarter	$0.1649	$0.0010
	Fourth Quarter	$0.0800	$0.0002

2021	First Quarter	$0.0105	$0.0065
	Second Quarter	$0.0390	$0.0071
	Third Quarter	$0.6000	$0.0320
	Fourth Quarter	$0.1850	$0.1270

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

Holders

As of June 30, 2022, there were approximately 770 shareholders of record holding 21,090,218,148 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock. The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2022. This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	0	$0.00	0

Total	0	$0.00	0

Company repurchases of common stock during the year ended June 30, 2022

None

Performance Graphic

This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in year ended June 30, 2022

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

Overview of Business

Our mission is to invest in innovative technologies, integrated with business development in the healthcare ecosystem.

We are focused on protein and peptide small molecular drugs research and development, diagnostic and medical devices with AI cloud computing, cell therapy and regenerational medicine and supplements manufacturing and sales.

On September 3, 2021, the Company entered into an Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to purchase 53 units in 19 real estate properties appraised at $7,626, 286.37 for a purchase price of $7,000,000, The purchase price shall be paid as follows: (i) $1,000,000 on execution of the Agreement, (ii) $2,000,000 within 60 days thereof and (iii) the remainder by April 10, 2022. The Agreement is subject to customary closing conditions, including, satisfactory due diligence. On September 9, 2021, the Company entered into a Supplemental Assets Acquisition Agreement with Wang’s Property Investment & Management LLC to amend and clarify that (i) it was purchasing 19 real estate properties which includes 53 units appraised at $7,626,286.37 for a purchase price of $7,000,000 and (ii) that it will waive and not conduct due diligence in order for the transaction to proceed. The acquisition has not been consummated. With the asset acquisition from Wang’s Property Investment & Management LLC, the Company will diversify its business into property investment and management. By the end of May 2022, the Company ceased the acquisition of Wang’s Property Investment & Management LLC.

Results of Operations

Results of Operations for the year ended June 30, 2022 compared to the year ended June 30, 2021.

Sales amounted to $104,648 and $195,671 for the years ended June 30, 2022 and 2021, respectively.

Cost of goods sold amounted to $1,588,453 and $144,318 for the years ended June 30, 2022 and 2021, respectively.

Gross profit/(loss) amounted to ($1,483,805) and $51,353 for the years ended June 30, 2022 and 2021, respectively.

Operating expenses for the year ended June 30, 2022 and 2021 were $3,250,293 and $294,913, respectively. The increase was mainly due to increased payroll expenses, rent expenses, advertising, and professional expenses.

Our net loss for the year ended June 30, 2022 and 2021 was $4,924,936 and $269,054, respectively. The increase in net loss was mainly due to increased cost of goods sold and operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying Consolidated Financial Statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2022, the Company recorded a net loss of $4,924,936, used cash to fund operating activities of $1,479,858 and at June 30, 2022, had a shareholders’ deficit of $3,860,481. For the year ended June 30, 2021, the Company recorded a net loss of $269,054, used cash to fund operating activities of $329,241, and at June 30, 2021, had a shareholders’ deficit of $467,827. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the year ended June 30, 2022 were primarily met by loans and advances from our current majority shareholder. As of June 30, 2022, we had cash balance of $62,643. Our future majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2022, we had $62,643 in cash, working capital deficit of ($2,560,838) and an accumulated deficit of $8,421,849.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2022 and 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2022.

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

Name	Position with the Company	Age	Period

Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer	67	2017 - Present

Rex Chang	Director	71	2018 - Present

Aihua Guo	Director	48	2020 - Present

Peter Britton	Director	70	2020 - Present

Jiaxin Xue	Director	46	2018 - Present

Quinn Chen	Chief Financial Officer	59	2022 - Present

Name	Position with the Company and Principal Occupations

Mike Wang

Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer since 2017. Mr. Wang has served as the Chief Financial Officer of our company since 2017. He has been working in the health supplements business for about 20 years. From 2012 to present, he worked as the vice-president of the American Nutrition and Health Association. From 2013 to present, he worked as the president of the Health & Beauty Group Inc. From 2016 to present, he worked as our President, Chief Executive Officer and Chief Financial Officer.

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

Aihua Guo

Director. Ms. Aihuauo is an entrepreneur and founder of Hong Kong-based Brilliant Health Co., Ltd., which she founded in 2018. She has been the standing editor of Chinese Journals of Tissue Engineering and Aesthetic Plastic Surgery since 2018. She has also been the visiting professor of Galway Institute of Regenerative Medicine in Ireland and CEO of Pure Athesthetic Co., Ltd. of Hong Kong since 2017. From 2016 to 2018, Ms. Guo served as the business director of China Regenerative Medicine International Co., Ltd. She has been the members of British Blood Transfusion Association, Illouz Foundation France and China Plastic Surgery Association since 2015. Ms. Guo obtained her MD of Plastic Surgery in 2012 and PhD of Immunology of Transplantation and Ophthalmology in 2007.

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

Jiaxin Xue	Director. Mr. Jiaxin Xue is graduate of Henan Medical University. He also obtain Doctor degree in Natural Medicine from American Naturopathic University, Master's degree in Social Medicine and Health Management from Peking Union Medical College, Mr. Xue obtained PhD degree in Social Economics, School of Philosophy and Sociology from Beijing Normal University. He is an experienced specialist involves comprehensive fields such as medical treatment, medicine, health, rehabilitation, and elderly care. From 2007 to 2008, Mr. Xue was the Deputy Director of the Chinese Red Cross Rescue Training Department, Vice President of the Business Development Department of Haihong Pharmaceutical Holdings; in 2009 Mr. Xue founded Mai Dingsheng International Medical Investment Service Agency. From 2014 to the present, Mr. Xue is the Deputy Dean of the International College of Natural Therapy, Executive Vice President of the Zhongguancun Industry Integration and Transformation Promotion Association and Chairman of the International Medical Care Industry Committee, Deputy Director of the Chronic Disease Prevention Fund Management Committee of the China Medical and Health Development Foundation, Chinese Nationality Deputy Director of the Internet + Medical Work Committee of the Health Association, Deputy Director of the Clinical Medicine Center of the Research Institute of the National Health Commission.

Quinn Chen	CFO. Mr. Quinn Chen has more than two decades of practice experience in public and private accounting where he specialized in both private and public company financial audits, oversight over financial reporting, cash management, tax compliance, and mergers and acquisitions. From October 2018 through present date, Mr. Chen was the Chief Financial Officer of NuOrganic Cosmetics. From September 2014 –July 2019, he was a financial controller at Gardiner & Theobald, an independent global consultancy to the construction and property industry. At the same time, he served as the chief tax consultant of real estate investments at 42nd Street Realty, a well- known Times Square Realty Company of New York City, and provided consulting service in the asset management and tax planning of trusts and estates to high-profile. Prior to that, Mr. Chen spent about ten years as an auditor and tax accountant with several public accounting firms in the New York City metropolitan area. Mr. Chen holds a Master of Business Administration from Baruch College, Zicklin School of Business.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, On the fiscal year ended June 30, 2022, two new board members, Mr. Peter Britton, Ms. Aihua Guo did not file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and Chief Financial Officer in the years ended June 30, 2022 and 2021 (“Named Executive Officers”):

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mike Q. Wang
President/Executive	2022	$40,711	-	-	-	-	-	-	$40,711

	2021	$21,900	-	-	-	-	-	-	$21,900

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

None of our directors was compensated for their services to the board other than Mr. Rex Chang who was paid $100,935 and $29,200 respectively for the years ended June 30, 2022 and 2021.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The BOD has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The BOD believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the BOD. Since the Company is involved in the healthcare business, the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the BOD believes that governmental, political, or diplomatic expertise should be represented on the Board.

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

	Mike Q. Wang	Quinn Chen
High level of financial literacy		X
Extensive knowledge of the Company’s business	X	X
Marketing/Marketing related technology experience	X
Relevant Chief Executive/President or like experience	X	X
Corporate Governance expertise	X	X

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

Board Meetings

The BOD held three meetings in during FY 2022 and all the resolutions had been disclosed by 8K reports.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the BOD.

Board Leadership Structure and Role in Risk Oversight

Mr. Mike Q. Wang is our Chairman, Chief Executive Officer. As a main officer and director, Mr. Wang, by default, serves as our business and industry leader most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this report the outstanding common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s 21,090,218,148 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 1609 W Valley Blvd Unit 338A, Alhambra, CA 91803:

CERTAIN BENEFICIAL OWNERS		Amount and
		nature of
Name	Office	beneficial owner (1)	Percent of class

Mike Q. Wang	Chief Executive Officer, Director	999,171,990	4.74%
Rex Chang	Director	200,000,000	0.96%
Aihua Guo	Director	311,797,747	1.48%
Peter Britton	Director	--	--
Jianxin Xue	Director	627,000,000	2.98%

All officer and directors as a group (5 person)	N/A	2,137,969,737	10.15%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2022, the Company's current majority shareholder advanced $605,347 to the Company as working capital and the Company repaid $362,081 to the shareholder. As of June 30, 2022 and 2021, the Company owed its current majority shareholder and other related $573,859 and $323,750 respectively. The advances are non-interest bearing and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its prior principal accountant, TAAD, LLP and by its current principal accountant, WWC, P.C.:

Type of Services Rendered	2022	2021

Audit Fees	$120,158	$29,600
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

To:          The Board of Directors and Stockholders of

           America Great Health and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of America Great Health and Subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net working capital deficit as of June 30, 2022, and the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors, as the Company does not have an audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Investment in Purecell Group (“Purecell”)

As described in Note 1,8 and 9 to the consolidated financial statements, the Company issued 545,000,000 shares to acquire 51% of Purecell’s equity interest. Management reviews its equity investment in Purecell and accounted for under the equity methods because the Company does not have significant control over Purecell. The Company hired an external valuation firm to perform 409A valuation as of the acquisition date to determine the fair value of the Company’s common share. The share was valued at $0.00001 per share. On the contract, the management states of Purecell’s autonomy operation, and fail to clarify the shares of revenue or profit. In addition, the management team failed to negotiate with an amendment on such an agreement. The nature of the acquisition given that Purecell attracted millions of substantial capital investment is questionable.

We determined that the presentation and carrying value of the investment in Purecell was a critical audit matter because there is significant judgment and estimation necessary to determine that the investment was properly classified as an equity method investment and that the related carrying value was properly measured. Addressing this matter involved understanding the Company’s methodology and the reasonableness of their assumptions, performing independent analysis and evaluating audit evidence to mitigate the risk of material misstatement.

Fair Value of Shares

We determined that fair value of shares related to issuance of common stock as compensation and for the issuance of common stock as component of a financing transaction that also included debt issuance required estimation and significant judgement.  In order to address this critical audit matter, we were required to gain an understanding of the Company’s methodology, assumptions and inputs in developing their estimation for the value of the shares.  We also performed our own independent analysis and estimate of the value shares issued to mitigate the risk of material misstatement.

/s/ WCC, P.C.

WWC, P.C.

San Mateo, CA

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since March 02, 2022

October 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

America Great Health and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of America Great Health and Subsidiaries (the “Company”) as of June 30, 2021, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Note 1,8 and 9 to the consolidated financial statements, the Company issued 545,000,000 shares to acquire 51% of Purecell’s equity interest.  Management reviews its equity investment in Purecell and accounted for under the equity methods because the Company does not have significant control over Purecell.  The Company hired an external valuation firm to perform 409A valuation as of the acquisition date to determine the fair value of the Company’s common share.  The share was valued at $0.00001 per share.

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

/s/ TAAD, LLP

We have served as the Company’s auditor from 2020 through 2022, and we previously served as the Company’s auditor from 2016 through 2018

Diamond Bar, California

January 20, 2022

America Great Health and Subsidiaries

Consolidated Balance Sheets

	As of June 30,	As of June 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$62,643	$396,136
Account receivable, net	918	-
Inventory	116,060	7,848
Other receivable	-	61,136
Advance to supplier	16,964	17,600
TOTAL CURRENT ASSETS	196,585	482,720

Right-of-use asset, net	93,886	126,927
Due from the related parties	8,218	-
Deposits	13,836	700
Property and equipment, net	23,618	12,671

TOTAL ASSETS	$336,143	$623,018

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$1,437,522	$57,209
Income tax payable	102	-
Short term loan	183,932	-
Other payable	334,112	800
Due to related party	573,859	323,750
Deferred income	157,000	-
Lease liability - current	70,895	50,672
TOTAL CURRENT LIABILITIES	2,757,422	432,431

Lease liability – non-current	22,991	76,255
Accrued interest	384,073	-
Long term loan	1,032,138	582,159
Total Non-Current liabilities	1,439,202	658,414

TOTAL LIABILITIES	4,196,624	1,090,845

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT

Redeemable, convertible preferred stock, 10,000,000 shares authorized: Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,090,218,148 and 21,070,866,399 shares issued and outstanding	-	-
Additional paid-in capital	4,619,991	3,087,869
Accumulated other comprehensive income	160	-
Accumulated deficit	(8,421,849)	(3,555,696)
Total America Great Health stockholder’s deficit	(3,801,698)	(467,827)
Non-controlling interest	(58,783)	-

TOTAL SHAREHOLDERS' DEFICIT	(3,860,481)	(467,827)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$336,143	$623,018

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Operations and

Comprehensive Income

	For the Years ended June 30,
	2022	2021

Sales	$104,648	$195,671

Cost of goods sold	1,588,453	144,318

Gross profit	(1,483,805)	51,353

Selling, general and administrative expenses
Selling expense	86,316	-
General and administrative expense	3,163,977	294,913
	3,250,293	294,913

Loss from operations	(4,734,098)	(243,560)

Other income (expenses)
Interest income	5	-
Interest expense	(190,916)	(20,044)
Loss on equity investment	-	(5,450)
Other income	73	-
	(190,838)	(25,494)

Loss before income taxes	(4,924,936)	(269,054)

NET LOSS	$(4,924,936)	$(269,054)

Non-controlling interest share of loss	58,783	-
Net loss attributed to the Company	(4,866,153)	(269,054)
Foreign currency transaction	(160)	-
Comprehensive income or loss	(4,866,313)	(269,054)
BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,090,049,276	20,438,554,050

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Changes in Shareholders' Deficit

For the Years ended June 30, 2021 and 2022

						Accumulated
					Additional	deficit	Non-	Other
	Preferred Stock		Common Stock		Paid in	during	controlling	comprehensive
	Shares	Amt	Shares	Amt	Capital	development	interest	income	Total

Balance as of June 30, 2020	-	$-	20,236,021,836	$-	$3,071,635	$(3,286,642)	$-	$-	$(215,007)
Issuance of Common stock for compensation	-	-	206,394,563	-	2,064		-	-	2,064
Issuance of Common stock for debt	-	-	13,450,000	-	135		-	-	135
Shares issued for equity trust	-	-	70,000,000	-	700		-	-	700
Shares issued for M&A	-	-	545,000,000	-	5,450		-	-	5,450
Imputed interest	-	-	-	-	7,885		-	-	7,885
Net loss	-	-	-	-	-	(269,054)	-	-	(269,054)
Balance June 30, 2021	-	-	21,070,866,399	-	3,087,869	(3,555,696)	-	-	(467,827)

Balance June 30, 2021	-	-	21,070,866,399	-	3,087,869	(3,555,696)	-	-	(467,827)
Issuance of common stock for debt	-	-	6,221,840	-	-	-	-	-	-
Issuance of common stock for equity investment	-	-	1,300,000	-	97,500	-	-	-	97,500
Issuance of common stock for compensation	-	-	11,829,909	-	1,361,133	-	-	-	1,361,133
Imputed interest	-	-	-	-	11,893	-	-		11,893
Gain/loss on exchange rate	-	-	-	-	-	-	-	160	160
Original issue discount on debt	-	-	-	-	61,596	-	-		61,596
Net loss	-	-	-	-	-	(4,866,153)	(58,783)		(4,924,936)
Balance June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2022	2021
Cash Flows from Operating Activities

Net loss	$(4,924,936)	$(269,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,905	-
Original issue discount on debt	61,596	-
Stock compensation	1,361,133	2,064
Financing cost	-	135
Loss on equity investment	-	5,450
Imputed interest	11,893	7,885
Changes in operating Assets and Liabilities:
Account receivable	(918)	-
Other receivable	61,771	(58,549)
Other long term asset	(13,138)	-
Other short term asset	-	(17,600)
Inventory	(108,211)	(6,708)
Accounts payable and accrued expense	1,380,314	7,936
Customer advances	157,000	-
Other liabilities	194,318	-
Other payable	333,415	(800)

Net cash used in operating activities from continuing operations	(1,479,858)	(329,241)

Net cash used in operating activities	(1,479,858)	(329,241)

Cash Flows from Investing Activities

Purchase of property and equipment	(16,851)	(12,671)

Net cash used in investing activities	(16,851)	(12,671)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	97,500	-
Short term loan	183,932	-
Long term loan	639,734	582,159
Advances from related party	250,109	235,331
Repayment to related party	(8,219)	(79,608)
Net cash provided by financing activities	1,163,056	737,882

Net increase in cash	(333,653)	395,970

Cash beginning of period	396,136	166
Effect of foreign currency translation	160	-
Cash end of period	$62,643	$396,136

Interest paid	$-	$-
Taxes paid	$-	$800

Non-cash transactions
Shares issued for equity investment	$-	$5,450

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

(FORMERLY KNOWN AS CROWN MARKETING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day-to-day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. This transaction was completed in May 2021

On December 7, 2020, the Company’s wholly-owned Californian subsidiary, America Great Health, entered into a Cooperation Agreement with Brilliant Healthcare Limited (“Brilliant”) pursuant to which the parties will establish a joint venture in China (the “JV Company”) for the purpose of promoting and developing stem cell related product’s R&D, production, sales, raw material procurement, mergers and acquisitions, and consulting services. After the formation of the JV company is completed, the Company shall invest US$4.2 million in the JV Company within the next 24 months for a 60% equity ownership in the JV Company. Brilliant shall transfer its patented technology to the JV Company as its capital contribution, to account for a 40% equity interest in the JV Company. As a condition for AAGH to obtain 60% equity in the JV company and a as the founder of Brilliant, Dr. Aihua Guo agrees to transfer its patent to the JV company as its share of contribution, and AAGH also agrees to pay Dr. Aihua Guo additional compensation, which includes: (i) AAGH transfers 300 million original shares of AAGH to Dr. Aihua Guo at no cost, valuing at $15 million; (ii) AAGH pays Dr. Aihua Guo a one-time cash compensation of $3 million with the following payment schedule: AAGH agrees to pay $500,000 to Dr. Aihua Guo six months from the date of signing of this Agreement, $1.5 million to Dr. Aihua Guo 12 months from the date of signing of this Agreement, and $1 million to Dr. Aihua Guo 24 months from the date of signing of this Agreement. In June 2021, the JV Company was established in Hainan, China as “Sijinsai (Hainan) Biological Tech Ltd.” On July 9, 2021, the Company paid its first investment of $50,000. In July 2021, the Company paid Dr. Aihua Guo $100,000 as prepaid investment.

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

On November 4, 2021, the Company set up a 100% owned subsidiary Nutrature Health LLC.

On November 11, 2021, America Great Health (the “Company”) entered into an Advisory Committee Member Consulting Agreement with Dr. Kevin Buckman MD (“Consultant”). Pursuant to the Agreement, Consultant is to provide advisory services, as a member to the Advisory Committee to the Board of Directors of the Company, including without limitation, assisting GOF Biotechnologies Inc. in its new drug approval process for oral insulin and Amylase X. Consultant shall be compensated with a warrant to purchase 500,000 shares of the Company at $0.01 per share within 24 months and a warrant at each of the following stages: IND application, Phase I clinical trials, Phase II clinical trials, Phase III clinical trials and the sale of GOF Biotechnologies Inc. the license of oral insulin and Amylase X at Phase I or Phase II clinical trials stages. This Agreement shall be for an initial one-year term and shall renew automatically for successive one-year terms up to a maximum of three (3) years unless terminated by either party pursuant to the Agreement. The 500,000 shares were issued free in April 20, 2022.

On November 15, 2021, the Company set up a 100% owned subsidiary GOF Biotechnologies Inc. GOF is 75% majority owned (60,000,000 shares of common stock) by the Company and the remaining 25% of its issued and outstanding shares (20,000,000 shares of common stock) are held by Men Hwei, Tsai. On December 31, 2021, the Company entered into a Supplementary Agreement with Zhigong Lin to amend his prior employment agreement with the Company dated August 31, 2021. The Supplement Agreements provides, inter alia, that Zhigong Lin will be appointed Chief Executive Officer of GOF. The employment agreement and supplement agreement were both terminated by the end of July without the issuance of any GOF shares.

On February 4, 2021, the Company set up a 100% owned subsidiary, International Institute of Great Healthcare, Inc. (“IIGH”) under the laws of the State of California. IIGH will bring together doctors and professional-level experts from different countries and regions in the world to the research fields involving bio medicine, clinic medicine, health management, information technology, data analysis, software development, artificial intelligence, industrial planning, financial investment, etc.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2022, the Company recorded a net loss of $4,924,936, used cash to fund operating activities of $1,479,858, and on June 30, 2022, had a shareholders’ deficit of $3,860,481. These factors create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the 12 months ended June 30, 2022 were primarily met by loans and advances from current majority shareholder. As of June 30, 2022, we had a cash balance of $62,643. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The Consolidated Financial Statements includes the accounts of the Company and its current wholly owned subsidiaries, America Great Health in California (100%), GOF Biotechnologies in California (75%), International Institute of Great Health in California (100%), Nutrature Health LLC in California (100%), Sijinsai in China (60%), and US-China Mega Beauty Health Industry Development Co., LTD, (100%). Intercompany transactions and accounts were eliminated in consolidation.

The following table depicts the identity of the Company’s subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %
America Great Health in California	USA	100
GOF Biotechnologies in California	USA	75
International Institute of Great Health in California	USA	100
Nutrature Health LLC in California	USA	100
Sijinsai in China	CHINA	60
US-China Mega Beauty Health Industry Development Co., LTD	CHINA	100

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

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

In accordance with ASC 830, “Translation of Financial Statements” the subsidiary’s assets and liabilities booked and recorded at the non-US local functional currency are generally translated into USD for consolidation purposes, using the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of foreign subsidiary’s financial statements are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s wholly owned subsidiary of Meizhong Health Industry Development Co., Ltd. maintains its books and records in its local currency. The Chinese Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which the subsidiary operates.

Below is a table with foreign exchange rates used for translation:

	June 30, 2022
Average Yearly (average rate)
Chinese Renminbi (RMB)	RMB	6.4554
United States dollar ($)		$1.00

	June 30, 2022
Year Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.6993
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2022 and 2021, the Company’s bank account in the United States had $3,194 and $127,672, respectively, under FDIC insurance of $250,000.

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

The Company sells health related products through wholesale and retailers. The Company has few major wholesale transactions with a new customer in the year ended June 30, 2022. Sales to this customer accounted for approximately 99% of total sales of the year ended June 30, 2022. Substantially all of the Company’s revenue is derived from product sales. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. The Company usually does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers within 40 to 60 days of the invoice date and 180 days for a major customer, and the contracts do not have significant financing components nor variable consideration. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience; complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

Product Revenue

A majority of the Company’s sales are for products sold at a point in time when shipped to customers, for which control is transferred to the customer as goods are delivered to the third party carrier for shipment. The Company receives payment for the sale of products at the time customers place orders and payment is required prior to shipment. Any payment received prior to shipment are recognized as a contract liability under the account deferred revenue.  The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling activities are performed by third-party carriers for shipment. The Company accounts for these activities as fulfillment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in cost of sales for all periods presented.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the years ended June 30, 2022, the Company has written off $7,956 for inventory in regards to slow moving or obsolete items.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the year ended June 30, 2022.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2022 and 2021.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II)”, which is the replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Non-controlling Interests with a Scope Exception. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in Part II of this Update do not have an accounting effect. The amendments in Part I of the update are effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

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

NOTE 3 – OTHER ASSET

As of June 30, 2022 and 2021, other receivable amounted to $13,836 and $61,136, respectively. Other receivable consists the following:

	June 30, 2022	June 30, 2021
Rent deposits	13,836	11,136
Loan to a third party	-	50,000
Total	$13,836	$61,136

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2022, the Company's current majority shareholder advanced $612,189 to the Company as working capital and the Company repaid $362,081 to the shareholder. As of June 30, 2022 and 2021, the Company owed its current shareholder of $538,669 and $323,750 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $11,893 and $7,885 for the years ended June 30, 2022 and 2021 and was recorded as paid in capital, respectively. Other dues to the related parties are $35,190 as of June 30, 2022.

NOTE 5 – SHORT TERM LOAN

As of June 30, 2022, the Company had a short-term loan of $183,932 from unrelated third parties. The two loans totaling $160,000 have six-month short terms. These two loans are due in July and August 2022, interest free, and no collateral. On March 18, 2022, the Company issued 400,000 shares of restricted shares of common stock as bonus shares to the lenders, and another 240,000 shares of restricted shares of common stock were issued in April 12, 2022 as bonus shares as well. The third loan amount is $23,932 which has 8-month short term.

NOTE 6 – LONG TERM LOAN

As of June 30, 2022 and 2021, long term loan amounted to $1,221,892 and $582,159, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years. Interest expense incurred for the years ended June 30, 2022 and 2021 amounted to $189,754 and $12,159, respectively.

As of June 30, 2022, long term loan consisted of the following:
	Principal	Accrued interest	Balance
Received long term loan on April 27, 2021	$200,000	$47,014	$247,014
Received long term loan on June 3, 2021	290,000	62,290	352,290
Received long term loan on June 4, 2021	50,000	10,740	60,740
Received long term loan on June 23, 2021	30,000	6,115	36,115
Received long term loan on July 12, 2021	10,000	1,934	11,934
Received long term loan on September 1, 2021	60,000	9,929	69,929
Received long term loan on September 22, 2021	50,000	7,699	57,699
Received long term loan on September 27, 2021	50,000	7,562	57,562
Received long term loan on September 30, 2021	10,000	1,496	11.496
Received long term loan on October 29, 2021	12,138	1,623	13,761
Received long term loan on November 9, 2021	50,000	6,384	56,384
Received long term loan on November 16, 2021	140,000	17,337	157,337
Received long term loan on November 18, 2021	50,000	6,134	56,137
Received long term loan on November 29, 2021	20,000	2,334	22,334
Received long term loan on November 30, 2021	10,000	1,161	11,162
Total	$1,032,138	$189,754	$1,221,892

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

On May 31, 2021, the Company agreed 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed $20,000 on June 3, 2021 and $30,000 on June 23, 2021 and issued 200,000 shares on June 18, 2021 and 240,000 shares on October 28, 2021 with 60,000 shares unissued.

On June 18, 2021, the Company issued an aggregate of 2,850,000 shares to 5 unrelated parties as collateral for loans of $270,000. One party with a loan of $100,000 was also awarded 100,000 bonus shares beside the 1,000,000 shares. The loans have an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on June 3, 2021.

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

On October 28, 2021, the Company issued 80,000 shares to an unrelated party as collateral for loans of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on July 12, 2021.

On October 28, 2021, the Company issued 1,540,000 shares to an unrelated party as collateral for loans of $60,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 1, 2021.

On October 28, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 22, 2021.

On November 22, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed in September 27, 2021.

On November 22, 2021, the Company issued 100,000 shares to an unrelated party as collateral for loans of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 30, 2021.

On November 22, 2021, the Company issued 161,840 shares to an unrelated party as collateral for loans of $12,138. The loan has an annual interest rate of 20%. The principal and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on October 29, 2021.

On November 22, 2021, the Company issued 400,000 shares to an unrelated party as collateral for loans of $40,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 16, 2021.

On November 22, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 9, 2021.

On November 29, 2021, the Company issued 1,000,000 shares to an unrelated party as collateral for a loan of $100,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 16, 2021.

On February 2, 2022, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 19, 2021.

On February 2, 2022, the Company issued 200,000 shares to an unrelated party as collateral for loan of $20,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 29, 2021.

On February 2, 2022, the Company issued 100,000 shares to an unrelated party as collateral for loan of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 30, 2021.

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

There were no preferred shares outstanding as of June 30, 2022 and 2021.

NOTE 8 – SHAREHOLDERS’ DEFICIT

At June 30, 2022 and 2021, the Company had 21,090,218,148 and 21,070,866,399 shares of common stock issued and outstanding, respectively.

1) Shares issued for equity investment

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus. The transaction has not been completed by the reporting date.

Equity Investment in Purecell Group:

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

On March 31, 2022, the Company issued 1,300,000 shares of common stock to an US individual at $0.075 per share.

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

The issuance of these shares is recorded at fair market value of $0.1195 per share. 10,967,465 shares were issued at fair market value of $1,310,612.

On April 1, 2022, the Company issued an aggregate of 75,523 shares of common stock to 1 unrelated party as compensation for services.

The issuance of these shares is recorded at fair market value of $0.0685 per share. 75,523 shares were issued at fair market value of $5,173.

On April 12, 2022, the Company issued an aggregate of 240,000 shares of common stock to 2 unrelated parties as compensation for services.

The issuance of these shares is recorded at fair market value of $0.06495 per share. 240,000 shares were issued at fair market value of $15,588.

On April 20, 2022, the Company issued an aggregate of 500,000 shares of common stock to 1 unrelated party as compensation for services.

The issuance of these shares is recorded at fair market value of $0.0595 per share. 500,000 shares were issued at fair market value of $29,750.

On May 25, 2022, the Company issued an aggregate of 46,921 shares of common stock to 1 unrelated party as compensation for services.

The issuance of these shares is recorded at fair market value of $0.0002 per share. 46,921 shares were issued at fair market value of $9.

3) Shares issued for short term loan as original issue discount

On March 18, 2022, the Company issued 400,000 shares of restricted shares of common stock as bonus shares to the lenders with a short term loan amount $100,000, The issuance of these shares is recorded at fair market value of $0.075 per share. 400,000 shares were issued at fair market value of $30,000.

On April 12, 2022, the Company issued 240,000 shares of restricted shares of common stock as bonus shares to the lenders with a short term loan amount $60,000, The issuance of these shares is recorded at fair market value of $0.0629 per share. 240,000 shares were issued at fair market value of $15,096.

4) Shares issued for loan as collateral

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

On May 31, 2021, the Company agreed 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed $20,000 on June 3, 2021 and $30,000 on June 23, 2021 and issued 200,000 shares on June 28, 2021 and 240,000 shares on October 28, 2021 with 60,000 shares unissued.

On June 18, 2021, the Company issued an aggregate of 2,850,000 shares to 5 unrelated parties as collateral for loans of $270,000. One party with a loan of $100,000 was also awarded 100,000 bonus shares beside the 1,000,000 shares. The Company recorded the 100,000 bonus shares as stock compensation which was included in above part 2 shares issued for stock compensation. The loans have an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on June 3, 2021.

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

On October 28, 2021, the Company issued 80,000 shares to an unrelated party as collateral for loans of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on July 12, 2021.

On October 28, 2021, the Company issued 1,540,000 shares to an unrelated party as collateral for loans of $60,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 1, 2021.

On October 28, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 22, 2021.

On November 22, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed in September 27, 2021.

On November 22, 2021, the Company issued 100,000 shares to an unrelated party as collateral for loans of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on September 30, 2021.

On November 22, 2021, the Company issued 161,840 shares to an unrelated party as collateral for loans of $12,138. The loan has an annual interest rate of 20%. The principal and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on October 29, 2021.

On November 22, 2021, the Company issued 400,000 shares to an unrelated party as collateral for loans of $40,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 1, 2021.

On November 22, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 9, 2021.

On November 29, 2021, the Company issued 1,000,000 shares to an unrelated party as collateral for a loan of $100,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 16, 2021.

On February 2, 2022, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 19, 2021.

On February 2, 2022, the Company issued 200,000 shares to an unrelated party as collateral for loan of $20,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 29, 2021.

On February 2, 2022, the Company issued 100,000 shares to an unrelated party as collateral for loan of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received the proceed on November 30, 2021.

5) Shares issued in exchange for payable balance

On January 28, 2022, the Company signed a company stock and payment exchange agreement with a supplier. The Company offers to pay the supplier the $295,000 for product with 15,000,000 shares of common stock. The 15,000,000 shares of common stock should be  transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of September 30, 2022, the Company hasn’t issued any shares of common stock to the supplier for the purchase of products.

On January 28, 2022, the Company signed a company stock and payment exchange agreement with a supplier. The Company offers to pay the supplier the $1,100,000 for product with 35,000,000 shares of common stock. The 35,000,000 shares of common stock should be  transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of September 30 2022, the Company hasn’t issued any shares of common stock to the supplier for the purchase of products.

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

From date of
equity
investment to
06/30/2022

Sales	$687,952
Gross profit	354,513
Net loss	(732,815)
51% share	(366,407)

The following table provides the summary of balance sheet information for Purecell.

As of June 30,
2022

Total assets	$3,331,381
Net assets	2,413,948
51% ownership	1,231,113
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 10 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2022, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2022 and 2021 as follows:

	Year Ended June 30,
	2022	2021

Income tax benefit at federal statutory rate-US	21%	21%
State tax, net of fed effect-US	7%	7%
Change in valuation allowance-US	(28)%	(28)%
Income tax benefit at federal statutory rate-PRC	25%	25%
Change in valuation allowance-PRC	(25)%	(25)%
	-%	-%

The components of deferred taxes consist of the following at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

Net operating loss carryforwards	$5,920,531	$995,595
Less: valuation allowance	(5,920,531)	(995,595)
Net deferred tax assets	$-	$-

As of June 30, 2022, the Company had federal and California income tax net operating loss carryforwards of $5,920,531. These net operating losses originating in tax years beginning prior to Jan. 1, 2018 will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018 will be carry forwarded indefinitely.

NOTE 11 – LEASE

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

The Company has entered an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 15, 2021 to May 31, 2023. The current monthly rent including monthly management fee is $1,643.16. The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

The Company had entered a short-term, six-month operating lease for a research lab office building property at $1,161.29 at Cal State Los Angeles University Auxiliary Series, Inc. The lease was terminated by the end of May 2022.

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended June 30, 2022, the Company recognized approximately $33,041 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Year Ended
June 30, 2022
Cash paid for operating lease liabilities	$74,975
Weighted-average remaining lease term	1.75
Weighted-average discount rate	5%
Minimum future lease payments	$97,219

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2023	$73,941
2024	23,278
2025	-
2026	-
Total minimum payments	97,219
Less: imputed interest	(3,333)
Total lease liability	93,886
Less: short-term lease liability	(70,895)
Long-term lease liability	$22,991

NOTE 12 – CONCENTRATION

Major vendors

For the year ended June 30, 2022, one vendor accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	For the Year Ended June 30, 2022		As of June 30, 2022
Supplier	Purchases	Percentage of total Purchases	Account Payable
Supplier A	$1,550,000	98%	$1,395,000

NOTE 13 – SUBSEQUENT EVENTS

On September 15, 2022, the Company paid interest of $3,178 on two short term loans of $50,000 due on July 10, 2022 and $10,000 due on August 1, 2022. The Company then re-entered an agreement of a new short-term loan of $60,000. The loan has an annual interest rate of 18% and the principal and interest are due on February 28, 2023.

On September 15, 2022, the Company paid interest of $3,616 on two short term loans, each with $50,000 due on July 26, 2022, and August 1, 2022, and paid $20,000 of principal. The Company then re-entered an agreement of a new short-term, interest free loan of $80,000. The principal is due on February 28, 2023. The Company will issue 1,600,000 shares of the Company stocks to the party as a reward.

(b) Exhibits. The following exhibits of the Company are included herein.

2.1	Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013 (1).
3.1	Articles of Incorporation (2)
3.2	Articles of Merger (3)
3.3	Bylaws (2)
3.4	Amended and Restated Articles of Incorporation, as filed June 24, 2016 (4)
3.5	Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016 (4)
3.6	Articles of Amendment (5)
10.1	Lease Agreement
31.1	Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.	Previously filed with Current Report on Form 8-K filed December 5, 2013
2.	Previously filed with Registration Statement on Form S-1 filed September 9, 2011.
3.	Previously filed with Amendment No. 1 to Registration Statement on Form S-1 dated October 14, 2011.
4.	Previously filed with Annual Report on Form 10-K filed December 16, 2016.
5.	Previously filed with Current Report on Form 8-K filed May 17, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA GREAT HEALTH

Date: October 31, 2022	/s/ Quinn Chen
Quinn Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2022	/s/ Mike Q. Wang
Mike Q. Wang, President, Chief Executive Officer,
Secretary and Director