Form 10-Q
period 2022-09-30
America Great Health
filed 2023-02-08
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of February 08, 2023 was 21,090,218,148.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2022	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$74,572	$62,643
Account receivable, net	645	918
Inventory	121,506	116,060
Advance to supplier	16,965	16,964
TOTAL CURRENT ASSETS	213,688	196,585

Right-of-use asset	76,089	93,886
Due from the related parties	8,218	8,218
Deposit	34,046	13,836
Property and equipment, net	22,142	23,618

TOTAL ASSETS	$354,183	$336,143

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,434,241	$1,437,522
Income tax payable	114	102
Short term loan	153,337	183,932
Other payable	350,256	334,112
Due to related party	606,627	573,859
Deferred income	170,000	157,000
Lease liability - current	66,836	70,895
TOTAL CURRENT LIABILITIES	2,781,411	2,757,422

Lease liability - non current	9,253	22,991
Accrued liability	464,134	384,073
Long term loan	1,132,138	1,032,138

TOTAL LIABILITIES	4,386,936	4,196,624

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,090,218,148 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	4,640,397	4,619,991
Accumulated other comprehensive income	236	160
Accumulated deficit	(8,604,185)	(8,421,849)
TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' DEFICIT	(3,963,552)	(3,801,698)
Non-controlling interest	(69,201)	(58,783)

TOTAL SHAREHOLDERS' DEFICIT	(4,032,753)	(3,860,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$354,183	$336,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,
	2022	2021
	(Unaudited)

Sales	$51,938	$-

Cost of goods sold	27,500	-

Gross profit	24,438	-

Selling, general and administrative expenses
Selling expense	4,736	-
General and administrative expense	147,923	298,066
	152,659	298,066

Loss from operations	(128,221)	(298,066)

Other income (expenses)
Interest expense	(64,539)	(33,241)
Other income	6	35
	(64,533)	(33,206)

Loss before income taxes	(192,754)	(331,272)

Income tax provision	-	-

NET LOSS	$(192,754)	$(331,272)

Less: net loss attributable to non-controlling interest	(10,418)	-
NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(182,336)	$(331,272)

Foreign currency transaction	76	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(182,260)	$(331,272)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,090,218,148	21,070,866,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the three months ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Other Comprehensive	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Deficit

Balance, June 30, 2021	-	$-	21,070,866,399	$-	$3,087,869	$(3,555,696)	$-	$-	$(467,827)

Imputed interest	-	-	-	-	2,814	-	-	-	2,814
Net loss	-	-	-	-	-	(331,272)	-	-	(331,272)

Balance, September 30, 2021 (Unaudited)	-	$-	21,070,866,399	$-	$3,090,683	$(3,886,969)	$-	$-	$(796,285)

Balance, June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

Imputed interest	-	-	-	-	5,206	-	-	-	5,206
Original issue discount on debt	-	-	-	-	15,200	-	-	-	15,200
Gain/loss on exchange rate	-	-	-	-	-	-	-	76	76
Net loss	-	-	-	-	-	(182,336)	(10,418)	-	(192,754)

Balance, September 30, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,604,185)	$(69,201)	$236	$(4,032,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2022	2021
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(192,754)	$(331,272)
Loss from discontinued operations	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,476	-
Original issue discount on debt	15,200	-
Imputed interest	5,206	2,814
Changes in operating Assets and Liabilities:
Accounts receivable	273	-
Prepaid investment	-	(100,000)
Other receivable	-	(12,000)
Other long term asset	(20,210)	-
Inventory	(5,447)	400
Accounts payable	(3,280)	(18,299)
Customer advances	13,000	-
Other liabilities	27,137	-
Other payable	16,143	-
Income tax payable	12	(800)
Net cash used in operating activities	(143,244)	(459,157)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(12,790)
Net cash provided by investing activities	-	(12,790)

Cash Flows from Financing Activities
Short term loan	(30,595)	-
Long term loan	152,924	210,427
Advances from related party	104,706	105,222
Repayment to related party	(71,938)	(87,500)
Net cash provided by financing activities	155,097	228,149

Effect of exchange rate change on cash	76	-

Net increase in cash	11,929	(243,798)

Cash beginning of period	62,643	396,136
Cash end of period	$74,572	$152,338

Interest paid	$-	$-
Taxes paid	$800	$800

Non-cash transactions
Shares issued for equity investment	$-	$-

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

On June 24, 2019, the Company registered a wholly owned subsidiary in China, US-China Mega Beauty Health Industry Development Co., LTD. The subsidiary is mainly engaged in merger and acquisition, investment and financing, and marketing of medical equipment and health products in China.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2022, the Company recorded a net loss of $192,754, used cash to fund operating activities of $143,244, and at September 30, 2022, had a shareholders’ deficit of $4,032,753. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2022 were primarily met by loans and advances from current majority shareholder. As of September 30, 2022, we had a cash balance of $74,572. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

Basis of Consolidation

The Condensed Consolidated Financial Statements includes the accounts of the Company and its current wholly owned subsidiaries, America Great Health in California (100%), GOF Biotechnologies in California (75%), International Institute of Great Health in California (100%), Nutrature Health LLC in California (100%), Sijinsai in China (60%), and US-China Mega Beauty Health Industry Development Co., LTD, (100%). Intercompany transactions and accounts were eliminated in consolidation.

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

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s wholly owned subsidiary of US-China Mega Beauty Health Industry Development Co., LTD. maintains its books and records in its local currency. The Chinese Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which the subsidiary operates.

Below is a table with foreign exchange rates used for translation:

	September 30, 2022
Average Quarterly (average rate)
Chinese Renminbi (RMB)	RMB	6.8438
United States dollar ($)		$1.00

	September 30, 2022
Quarter Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.1099
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2022 and June 30, 2022, the Company’s bank account in the United States had $15,736 and $3,194, respectively, within FDIC insurance of $250,000.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2022 and 2021, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2022 and June 30, 2022, inventories amounted to $121,506 and $116,060, respectively.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the three months ended September 30, 2022 and 2021.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not recorded a valuation allowance against its deferred tax assets as of September 30, 2022, and June 30, 2022.

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

NOTE 3 – DEPOSITS

As of September 30, 2022 and June 30, 2022, deposits amounted to $34,046 and $13,836, respectively. Deposits consists of the following:

	September 30, 2022	June 30, 2022
Rent deposit	$11,836	$13,836
Others	22,210	-
Total	$34,046	$13,836

NOTE 4 – INVENTORY

As of September 30, 2022 and June 30, 2022, inventory consisted of the following:

	September 30, 2022	June 30, 2022
Raw materials	$72,900	$62,348
Finished goods	48,606	53,712
Total Inventory	$121,506	$116,060

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2022, the Company's current majority shareholder advanced $104,706 to the Company as working capital and the Company repaid $71,938 to the shareholder. As of September 30, 2022 and June 30, 2022, the Company owed its current majority shareholder of $606,627 and $573,859, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $5,206 and $2,814 for the three months ended September 30, 2022 and 2021 and was recorded as paid in capital, respectively.

NOTE 6 – SHORT TERM LOAN

As of September 30, 2022 and June 30, 2022, short term loan amounted to $153,337 and $183,932  from unrelated third parties, respectively. On September 15, 2022, the Company paid interest of $3,178 on two short term loans of $50,000 due on July 10, 2022 and $10,000 due on August 1, 2022. The Company then re-entered an agreement of a new short-term loan of $60,000. The loan has an annual interest rate of 18% and the principal and interest are due on February 28, 2023. On September 15, 2022, the Company paid interest of $3,616 on two short term loans, each with $50,000 due on July 26, 2022, and August 1, 2022, and paid $20,000 of principal. The Company then re-entered an agreement of a new short-term, interest free loan of $80,000. The principal is due on February 28, 2023. The Company will issue 1,600,000 shares of the Company stocks to the party as a reward. These shares has not been issued as of the date of this 10Q released. The third loan amount is $13,337 which has 8-month short term.

NOTE 7 – LONG TERM LOAN

As of September 30, 2022 and June 30, 2022, long term loan amounted to $1,374,817 and $1,221,892, respectively. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the three months ended September 30, 2022 and 2021 amounted to $52,924 and $30,427, respectively.

As of September 30, 2022, long term loan consisted of the following:
	Principal	Interest	Balance
Received long term loan on April 27, 2021	$200,000	$57,096	$257,096
Received long term loan on June 3, 2021	290,000	76,910	366,910
Received long term loan on June 4, 2021	50,000	13,233	63,233
Received long term loan on June 23, 2021	30,000	7,627	37,627
Received long term loan on July 12, 2021	10,000	2,438	12,438
Received long term loan on September 1, 2021	60,000	12,953	72,953
Received long term loan on September 22, 2021	50,000	10,219	60,219
Received long term loan on September 27, 2021	50,000	10,082	60,082
Received long term loan on September 30, 2021	10,000	2,000	12,000
Received long term loan on October 29, 2021	12,138	2,235	14,373
Received long term loan on November 9, 2021	50,000	8,904	58,904
Received long term loan on November 16, 2021	140,000	24,395	164,395
Received long term loan on November 18, 2021	50,000	8,658	58,658
Received long term loan on November 29, 2021	20,000	3,342	23,342
Received long term loan on November 30, 2021	10,000	1,666	11,666
Received long term loan on September 9, 2022	100,000	921	100,921
Total	$1,132,138	$242,679	$1,374,817

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

On September 9, 2022, the Company signed a loan agreement of $100,000 with a five-year term from an unrelated party for a freeze-dryer. The loan has an annual interest rate of 16% with the payments of $3,000 at the end of every moth starting the fourth month after the Company received the proceed and the final payment of $12,000 on September 9, 2027. The Company received the proceed on September 9, 2022.

NOTE 8 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

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

There were no preferred shares outstanding as of September 30, 2022 and June 30, 2022.

NOTE 9 – SHAREHOLDERS’ DEFICIT

At September 30, 2022 and June 30, 2022, the Company had 21,090,218,148 and 21,090,218,148 shares issued and outstanding, respectively.

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

On September 9, 2022, the Company agreed 1,600,000 shares of the Company stocks to the party as a reward. The agreement of these shares is recorded at fair market value of $0.0095 per share, or $15,200 market value, although these shares has not been issued as of the date of this 10Q released.

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

5) Shares issued in exchange for payable balance

On January 28, 2022, the Company signed a company stock and payment exchange agreement with a supplier. The Company offers to pay the supplier the $295,000 for product with 15,000,000 shares of common stock. The 15,000,000 shares of common stock should be  transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of February 08, 2023, the Company hasn’t issued any shares of common stock to the supplier for the purchase of products.

On January 28, 2022, the Company signed a company stock and payment exchange agreement with a supplier. The Company offers to pay the supplier the $1,100,000 for product with 35,000,000 shares of common stock. The 35,000,000 shares of common stock should be  transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of February 08, 2023, the Company hasn’t issued any shares of common stock to the supplier for the purchase of products.

NOTE 10 – EQUITY INVESTMENT

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

From 07/01/2022 to
09/30/2022
(Unaudited)
Sales	$39,199
Gross profit	22,869
Net loss	(100,817)
51% share	(51,416)

The following table provides the summary of equity investment in Purecell.

As of September 30,
2022
(Unaudited)
Total assets	$2,073,962
Net assets	1,435,552
51% ownership	732,132
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 11 – INCOME TAXES

As of September 30, 2022, the Company had federal and California income tax net operating loss carryforwards of approximately $6.1 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 12 – LEASE

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended September 30, 2022, the Company recognized approximately $18,896 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Three months ended
September 30, 2022
Cash paid for operating lease liabilities	$18,896
Weighted-average remaining lease term	1.04
Weighted-average discount rate	5%
Minimum future lease payments	$78,324

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2023	$69,013
2024	9,311
2025	-
2026	-
Total minimum payments	78,324
Less: imputed interest	(2,235)
Total lease liability	76,089
Less: short-term lease liability	(66,836)
Long-term lease liability	$9,253

NOTE 13 – CONCENTRATION

Major vendors

For the three months ended September 30, 2022, one vendor accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at quarter-end dates, are presented as follows:

	For the Three Months Ended September 30, 2022		As of September 30, 2022
Supplier	Purchases	Percentage of total Purchases	Account Payable
Supplier A	$21,290	64%	$-
Supplier B	7,000	21%	$-
Supplier C	5,098	15%	$-

NOTE 14 – SUBSEQUENT EVENTS

On October 13, 2022, the Company signed a loan agreement of $21,000 with Lian Chen who is an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $42,000 are due in five years. The unrelated party would receive 2,625,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loan will be forgiven. The Company received $21,000 loan on October 13, 2022. On October 21, 2022, the Company's current majority shareholder Mike Q. Wang transferred 2,625,000 shares to Lian Chen. If after five years, Lian Chen chooses to use stocks to offset the loan, then the Company will issue 2,625,000 shares of common stock to Mike Wang.

On November 25,2022, the Company signed a supplementary agreement with Men Hwei, Tsai who is an unrelated party. The Company A agrees that if the patent is sold or transferred, Men Hwei, Tsai or Men Hwei, Tsai's successor may receive a 25% gain on the transfer or sale of the interest. The Company agrees to give Men Hwei, Tsai an additional 20 million AAGH shares. The Company allows Men Hwei, Tsai to use three years (from November 26, 2022 to November 25, 2025) find investors each with more than US$10 million investment. In case that no investor is found within three years, Men Hwei, Tsai agrees to return the patent to the Company, and both parties will continue to cooperate in accordance with the original contract on May 18, 2021. If Men Hwei, Tsai finds an investor with an investment of at least US$10 million within three years, and the process for Men Hwei, Tsai and its investors to apply for a new drug may last for several years, then Men Hwei, Tsai agrees that the Company will use the patented technology to develop dietary supplement that are helpful to Alzheimer’s disease. The Company will be responsible for marketing the dietary supplement. Men Hwei, Tsai is entitled to commission equaling to 8% of sales price.

On November 26, 2022, the Company signed a supplementary agreement with Men Hwei, Tsai who is an unrelated party and transferred pending anti-dementia patent to Men Hwei, Tsai for $34,978.48.

On January 11, 2023, the Company signed a loan agreement of $150,000 with Yajing Sun who is an unrelated party. The loan has an annual interest rate of 20% and one-year term. The Company received the loan on January 12, 2023.

On January 12, 2023, the Company’s wholly-owned subsidiary Zhonghemei (Shanghai) Health Technology Development Co., LTD(formerly US-China Mega Beauty Health Industry Development Co., LTD) signed a cooperation agreement with unrelated parties. The total investment of the project is $7,032,464(RMB 50 million) which has not been received as of the report date.

On January 13, 2023, the Company signed a loan cancellation agreement and canceled the agreement signed on September 9, 2022 with Fan Gu who is an unrelated party. On January 13, 2023, the Company paid Fan Gu total principal and interest of $104,175.34.

On January 19, 2023, the Company signed a loan agreement of $300,000 with Yunwen Gao who is an unrelated party. The loan has an annual interest rate of 12% and is due one year. The Company received the loan on January 24, 2023.

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

Results of Operations

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Sales amounted $51,938 and $0 for the three months ended September 30, 2022 and 2021, respectively.

Cost of goods sold amounted $27,500 and $0 for the three months ended September 30, 2022 and 2021, respectively.

Gross profit amounted $24,428 and $0 for the three months ended September 30, 2022 and 2021, respectively.

Operating expenses incurred for the three months ended September 30, 2022 and 2021 was $152,659 and $298,066, respectively. The decrease was mainly due to decreased payroll expenses and professional expenses.

Our net loss for the three months ended September 30, 2022 and 2021 was $192,754 and $331,272, respectively. The decrease in net loss was mainly due to increase in sales and decrease in payroll expenses and professional expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2022, the Company recorded a net loss of $192,754, used cash to fund operating activities of $143,244 and at September 30, 2022, had a shareholders’ deficit of $4,032,753. For the three months ended September 30, 2021 the Company recorded a net loss of $331,272, used cash to fund operating activities of $459,157 and at June 30, 2022, had a shareholders’ deficit of $3,860,481. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the three months ended September 30, 2022 were primarily met by loans and advances from current majority shareholder. As of September 30, 2022, we had a cash balance of $74,572. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the three months ended September 30, 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Liquidity and Capital Resources for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	For the Three Months Ended September 30
	2022	2021
	(Unaudited)	(Unaudited)
Summary of Cash Flows:
Net cash used in operating activities	$(143,244)	$(459,157)
Net cash used in investing activities	-	(12,790)
Net cash provided by financing activities	155,097	228,149
Effect of exchange rate change on cash	76	-
Net increase (decrease) in cash	11,929	(243,798)
Cash beginning of period	62,643	396,136
Cash end of period	$74,572	$152,338

Operating Activities

Net cash used in operating activities was $143,244 for the three months ended September 30, 2022, a decrease of $315,913 compared to cash used in operating activities of $459,157 for the three months ended September 30, 2021. The decrease in net cash used in operating activities was mainly due to a decrease in net loss, prepaid investment, other receivables, other payable, other liabilities and taxes and account payable, offset by an increase in other long term asset for the three months ended September 30, 2022 compared to the same period in 2021.

Investing Activities

Net cash used in investing activities $0 and $12,790 the three months ended September 30, 2022 and 2021, respectively for purchases of equipment in connection with our business activities.

Financing Activities

Net cash provided by financing activities was $155,097 for the three months ended September 30, 2022, compared to $228,149 net cash provided by financing activities for the three months ended September 30, 2021. The decrease in net cash provided by financing activities for the three months ended September 30, 2022 was primarily attributable to a decrease in amount short term loan and long term loan.

Financial Position

As of September 30, 2022, we had $74,572 in cash, negative working capital of $2,567,723 and an accumulated deficit of $4,032,753. As of June 30, 2022, we had $62,643 in cash, negative working capital of $2,560,837 and an accumulated deficit of $3,860,481.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2022 and 2021, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2022 and June 30, 2022, inventories amounted to $121,506 and $116,060, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2022 and June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) a lack of accounting staff and resources with appropriate knowledge of generally accepted accounting principles in the United States (“U.S. GAAP”) and SEC reporting and compliance requirements; (3) a lack of independent directors and (4) a lack of an effective review process by the accounting manager and management.

Management believes that the material weaknesses set forth in above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: February 08, 2023	By: /s/ Quinn Chen
Quinn Chen
Chief Financial Officer