Form 10-Q
period 2022-12-31
America Great Health
filed 2023-02-21
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of February 21, 2023 was 21,090,218,148.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2022	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$51,197	$62,643
Account receivable, net	726	918
Inventory	113,949	116,060
Advance to supplier	16,965	16,964
TOTAL CURRENT ASSETS	182,837	196,585

Right-of-use asset	58,069	93,886
Due from the related parties	8,218	8,218
Deposit	11,836	13,836
Property and equipment, net	65,086	23,618

TOTAL ASSETS	$326,046	$336,143

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,442,897	$1,437,522
Tax payable	1,007	102
Short term loan	179,750	183,932
Other payable	347,573	334,112
Due to related party	595,350	573,859
Deferred income	198,699	157,000
Lease liability - current	58,069	70,895
TOTAL CURRENT LIABILITIES	2,823,345	2,757,422

Lease liability - non current	-	22,991
Accrued liability	510,107	384,073
Long term loan	1,153,138	1,032,138

TOTAL LIABILITIES	4,486,590	4,196,624

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,090,218,148 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	4,640,397	4,619,991
Accumulated other comprehensive income	566	160
Accumulated deficit	(8,728,754)	(8,421,849)
TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' DEFICIT	(4,087,791)	(3,801,698)
Non-controlling interest	(72,753)	(58,783)

TOTAL SHAREHOLDERS' DEFICIT	(4,160,544)	(3,860,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$326,046	$336,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Sales	$38,230	$155,680	$90,168	$155,680

Cost of goods sold	7,998	1,551,007	35,498	1,551,007

Gross profit	30,232	(1,395,327)	54,670	(1,395,327)

Selling, general and administrative expenses
Selling expense	670	-	5,406	-
General and administrative expense	124,669	358,113	272,592	656,179
	125,339	358,113	277,998	656,179

Loss from operations	(95,107)	(1,753,440)	(223,328)	(2,051,506)

Other income (expenses)
Interest expense	(68,001)	(47,618)	(132,540)	(80,859)
Other income	34,987	-	34,993	35
	(33,014)	(47,618)	(97,547)	(80,824)

Loss before income taxes	(128,121)	(1,801,058)	(320,875)	(2,132,330)

Income tax provision	-	-	-	-

NET LOSS	$(128,121)	$(1,801,058)	$(320,875)	$(2,132,330)

Less: net loss attributable to non-controlling interest	(3,552)	-	(13,970)	-
NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(124,569)	$(1,801,058)	$(306,905)	$(2,132,330)

Foreign currency transaction	330	-	406	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(124,239)	$(1,801,058)	$(306,499)	$(2,132,330)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,090,218,148	21,073,788,938	21,090,218,148	21,072,327,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the three and six months ended December 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Other Comprehensive	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Deficit

Balance, June 30, 2021	-	$-	21,070,866,399	$-	$3,087,869	$(3,555,696)	$-	$-	$(467,827)

Imputed interest	-	-	-	-	2,814	-	-	-	2,814
Net loss	-	-	-	-	-	(331,272)	-	-	(331,272)

Balance, September 30, 2021 (Unaudited)	-	$-	21,070,866,399	$-	$3,090,683	$(3,886,968)	$-	$-	$(796,285)

Issuance of common stock for debt	-	-	5,021,840	-	-	-	-	-	-
Imputed interest	-	-	-	-	2,723	-	-	-	2,723
Net loss	-	-	-	-	-	(1,801,058)	-	-	(1,801,058)

Balance, December 31, 2021 (Unaudited)	-	$-	21,075,888,239	$-	$3,093,406	$(5,688,026)	$-	$-	$(2,594,620)

Balance, June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

Imputed interest	-	-	-	-	5,206	-	-	-	5,206
Original issue discount on debt	-	-	-	-	15,200	-	-	-	15,200
Gain/loss on exchange rate	-	-	-	-	-	-	-	76	76
Net loss	-	-	-	-	-	(182,336)	(10,418)	-	(192,754)

Balance, September 30, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,604,185)	$(69,201)	$236	$(4,032,753)

Imputed interest			-	-	-	-			-
Gain/loss on exchange rate	-	-	-	-	-	-	-	330	330
Net loss	-	-	-	-	-	(124,569)	(3,552)	-	(128,121)

Balance, December 31, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,728,754)	$(72,753)	$566	$(4,160,544)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2022	2021
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(320,875)	$(2,132,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,952	-
Original issue discount on debt	15,200	-
Imputed interest	5,206	5,537
Changes in operating Assets and Liabilities:
Accounts receivable	192	-
Prepaid investment	-	(100,000)
Other receivable	-	(14,487)
Other long term asset	2,000	-
Inventory	2,110	(64,439)
Accounts payable	5,376	1,694,709
Customer advances	41,699	-
Other liabilities	16,137	-
Other payable	13,460	-
Tax payable	905	(800)
Net cash used in operating activities	(215,638)	(611,810)

Cash Flows from Investing Activities
Purchase of property and equipment	(44,420)	(16,852)
Net cash provided by investing activities	(44,420)	(16,852)

Cash Flows from Financing Activities
Short term loan	(4,182)	-
Long term loan	230,897	537,368
Advances from related party	128,519	134,122
Repayment to related party	(107,028)	(232,700)
Net cash provided by financing activities	248,206	438,790

Effect of exchange rate changes on cash	406	-

Net increase in cash	(11,446)	(189,872)

Cash beginning of period	62,643	396,136
Cash end of period	$51,197	$206,264

Interest paid	$-	$-
Taxes paid	$800	$800

Non-cash transactions
Shares issued for equity investment	$-	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2022, the Company recorded a net loss of $320,875, used cash to fund operating activities of $215,638, and at December 31, 2022, had a shareholders’ deficit of $4,160,544. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2022 were primarily met by loans and advances from current majority shareholder. As of December 31, 2022, we had a cash balance of $51,197. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

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

Below is a table with foreign exchange rates used for translation:

	December 31, 2022
Average Quarterly (average rate)
Chinese Renminbi (RMB)	RMB	6.8973
United States dollar ($)		$1.00

	December 31, 2022
Quarter Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.9764
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2022 and June 30, 2022, the Company’s bank account in the United States had $57 and $3,194, respectively, within FDIC insurance of $250,000.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2022 and 2021, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2022 and June 30, 2022, inventories amounted to $113,949 and $116,060, respectively.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the six months ended December 31, 2022 and 2021.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not recorded a valuation allowance against its deferred tax assets as of December 31, 2022, and June 30, 2022.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company believes that the adoption of ASU 2016-13 will impact account receivable, inventory, due from the related parties and property and equipment on its financial statements.

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

NOTE 3 – DEPOSITS

As of December 31, 2022 and June 30, 2022, deposits amounted to $11,836 and $13,836, respectively. Deposits are rent deposits.

NOTE 4 – INVENTORY

As of December 31, 2022 and June 30, 2022, inventory consisted of the following:

	December 31, 2022	June 30, 2022
Raw materials	$65,900	$62,348
Finished goods	48,049	53,712
Total Inventory	$113,949	$116,060

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2022, the Company's current majority shareholder advanced $128,519 to the Company as working capital and the Company repaid $107,028 to the shareholder. As of December 31, 2022 and June 30, 2022, the Company owed its current majority shareholder of $595,350 and $573,859, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted $0 and $2,723 for the three months ended December 31, 2022 and 2021 and was recorded as paid in capital, respectively. Imputed interest amounted $5,206 and $5,537 for the six months ended December 31, 2022 and 2021 and was recorded as paid in capital, respectively.

NOTE 6 – SHORT TERM LOAN

As of December 31, 2022 and June 30, 2022, short term loan amounted to $179,750 and $183,932  from unrelated third parties, respectively. On September 15, 2022, the Company paid interest of $3,178 on two short term loans of $50,000 due on July 10, 2022 and $10,000 due on August 1, 2022. The Company then re-entered an agreement of a new short-term loan of $60,000. The loan has an annual interest rate of 18% and the principal and interest are due on February 28, 2023. On September 15, 2022, the Company paid interest of $3,616 on two short term loans, each with $50,000 due on July 26, 2022, and August 1, 2022, and paid $20,000 of principal in January 2023. The Company then re-entered an agreement of a new short-term, interest free loan of $80,000. The principal is due on February 28, 2023. The Company will issue 1,600,000 shares of the Company stocks to the party as a reward. These shares has not been issued as of the date of this 10Q released. The third loan amount is $2,871 which has 8-month short term. The latest loan occurred on November 2, 2022, the Company entered an agreement of short-term loan of $25,000. The Company will repay $37,475, with a fixed repayment of $329 every business day from November 10, 2022.

NOTE 7 – LONG TERM LOAN

As of December 31, 2022 and June 30, 2022, long term loan amounted to $1,452,790 and $1,221,892, respectively. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the three months ended December 31, 2022 and 2021 amounted to $56,973 and $44,803, respectively. Interest expense incurred for the six months ended December 31, 2022 and 2021 amounted to $109,897 and $75,230, respectively.

As of December 31, 2022, long term loan consisted of the following:
	Principal	Interest	Balance
Received long term loan on April 27, 2021	$200,000	$67,178	$267,178
Received long term loan on June 3, 2021	290,000	91,529	381,529
Received long term loan on June 4, 2021	50,000	15,753	65,753
Received long term loan on June 23, 2021	30,000	9,140	39,140
Received long term loan on July 12, 2021	10,000	2,942	12,942
Received long term loan on September 1, 2021	60,000	15,978	75,978
Received long term loan on September 22, 2021	50,000	12,740	62,740
Received long term loan on September 27, 2021	50,000	12,603	62,603
Received long term loan on September 30, 2021	10,000	2,504	12,504
Received long term loan on October 29, 2021	12,138	2,847	14,985
Received long term loan on November 9, 2021	50,000	11,425	61,425
Received long term loan on November 16, 2021	140,000	31,452	171,452
Received long term loan on November 18, 2021	50,000	11,178	61,178
Received long term loan on November 29, 2021	20,000	4,351	24,351
Received long term loan on November 30, 2021	10,000	2,170	12,170
Received long term loan on September 9, 2022	100,000	4,953	104,953
Received long term loan on October 13, 2022	21,000	909	21,909
Total	$1,153,138	$299,652	$1,452,790

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

There were no preferred shares outstanding as of December 31, 2022 and June 30, 2022.

NOTE 9 – SHAREHOLDERS’ DEFICIT

At December 31, 2022 and June 30, 2022, the Company had 21,090,218,148 and 21,090,218,148 shares issued and outstanding, respectively.

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

5) Shares issued in exchange for payable balance

On January 28, 2022, the Company signed a company stock and payment exchange agreement with a supplier. The Company offers to pay the supplier the $295,000 for product with 15,000,000 shares of common stock. The 15,000,000 shares of common stock should be  transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of February 21, 2023, the Company hasn’t issued any shares of common stock to the supplier for the purchase of products.

On January 28, 2022, the Company signed a company stock and payment exchange agreement with a supplier. The Company offers to pay the supplier the $1,100,000 for product with 35,000,000 shares of common stock. The 35,000,000 shares of common stock should be  transferred to the supplier, or any third party designated by the supplier within 60 days, and no later than March 30, 2022. However, as of February 21, 2023, the Company hasn’t issued any shares of common stock to the supplier for the purchase of products.

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

From 07/01/2022 to
12/31/2022
(Unaudited)
Sales	$107,942
Gross profit	91,913
Net loss	(111,616)
51% share	(56,924)

The following table provides the summary of equity investment in Purecell.

As of December 31,
2022
(Unaudited)
Total assets	$2,186,646
Net assets	1,504,779
51% ownership	767,437
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 11 – INCOME TAXES

As of December 31, 2022, the Company had federal and California income tax net operating loss carryforwards of approximately $6.2 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended December 31, 2022 and 2021, the Company recognized approximately $18,897 and $13,967 in total lease costs, respectively. For the six months ended December 31, 2022 and 2021, the Company recognized approximately $37,793 and $27,934 in total lease costs, respectively.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six months ended
December 31, 2022
Cash paid for operating lease liabilities	$37,793
Weighted-average remaining lease term	0.79
Weighted-average discount rate	5%
Minimum future lease payments	$59,428

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2023	$59,428
2024	-
2025	-
2026	-
Total minimum payments	59,428
Less: imputed interest	(1,359)
Total lease liability	58,069
Less: short-term lease liability	(58,069)
Long-term lease liability	$-

NOTE 13 – CONCENTRATION

Major vendors

For the three months ended December 31, 2022, no vendor accounted for 10% or more of the Company’s purchases.

For the six months ended December 31, 2022, three vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at quarter-end dates, are presented as follows:

	For the Six months Ended December 31, 2022		As of December 31, 2022
Supplier	Purchases	Percentage of total Purchases	Account Payable
Supplier A	$21,290	64%	$-
Supplier B	7,000	21%	$-
Supplier C	5,098	15%	$-

NOTE 14 – SUBSEQUENT EVENTS

On January 11, 2023, the Company signed a loan agreement of $150,000 with Yajing Sun who is an unrelated party. The loan has an annual interest rate of 20% and one-year term. The Company received the loan on January 12, 2023.

On January 12, 2023, the Company’s wholly-owned subsidiary US-China Mega Beauty Health Industry Development Co., LTD signed a cooperation agreement with unrelated parties. The total investment of the project is $7,032,464(RMB 50 million) which has not been received as of the report date.

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

Results of Operations

Results of Operations for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021.

Sales amounted $38,230 and $155,680 for the three months ended December 31, 2022 and 2021, respectively. Sales amounted $90,168 and $155,680 for the six months ended December 31, 2022 and 2021, respectively.

Cost of goods sold amounted $7,998 and $1,551,007 for the three months ended December 31, 2022 and 2021, respectively. Cost of goods sold amounted $35,498 and $1,551,007 for the six months ended December 31, 2022 and 2021, respectively.

Gross profit amounted $30,232 and $(1,395,327) for the three months ended December 31, 2022 and 2021, respectively. Gross profit amounted $54,670 and $(1,395,327) for the six months ended December 31, 2022 and 2021, respectively.

Operating expenses incurred for the three months ended December 31, 2022 and 2021 was $125,339 and $358,113, respectively. Operating expenses incurred for the six months ended December 31, 2022 and 2021 was $277,998 and $656,179, respectively. The decrease was mainly due to decreased payroll expenses and professional expenses.

Our net loss for the three months ended December 31, 2022 and 2021 was $128,121 and $1,801,058, respectively. Our net loss for the six months ended December 31, 2022 and 2021 was $320,875 and $2,132,330, respectively. The decrease in net loss was mainly due to increase in sales and decrease in cost of goods sold, payroll expenses and professional expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2022, the Company recorded a net loss of $320,875, used cash to fund operating activities of $215,638 and at December 31, 2022, had a shareholders’ deficit of $4,160,544. For the six months ended December 31, 2021, the Company recorded a net loss of $2,132,330, used cash to fund operating activities of $611,810 and at June 30, 2022, had a shareholders’ deficit of $3,860,481. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the six months ended December 31, 2022 were primarily met by loans and advances from current majority shareholder. As of December 31, 2022, we had a cash balance of $51,197. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the six months ended December 31, 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Liquidity and Capital Resources for the six months ended December 31, 2022 compared to the six months ended December 31, 2021

	For the Six months Ended December 31
	2022	2021
	(Unaudited)	(Unaudited)
Summary of Cash Flows:
Net cash used in operating activities	$(215,638)	$(611,810)
Net cash used in investing activities	(44,420)	(16,852)
Net cash provided by financing activities	248,206	438,790
Effect of exchange rate change on cash	406	-
Net increase (decrease) in cash	(11,446)	(189,872)
Cash beginning of period	62,643	396,136
Cash end of period	$51,197	$206,264

Operating Activities

Net cash used in operating activities was $215,638 for the six months ended December 31, 2022, a decrease of $396,172 compared to cash used in operating activities of $611,810 for the six months ended December 31, 2021. The decrease in net cash used in operating activities was mainly due to a decrease in net loss, prepaid investment, inventory, other receivables, other payable, other liabilities and customer advances, offset by an increase in account payable for the six months ended December 31, 2022 compared to the same period in 2021.

Investing Activities

Net cash used in investing activities $44,420 and $16,852 the six months ended December 31, 2022 and 2021, respectively for purchases of equipment in connection with our business activities.

Financing Activities

Net cash provided by financing activities was $248,206 for the six months ended December 31, 2022, compared to $438,790 net cash provided by financing activities for the six months ended December 31, 2021. The decrease in net cash provided by financing activities for the six months ended December 31, 2022 was primarily attributable to a decrease in amount short term loan and long term loan.

Financial Position

As of December 31, 2022, we had $51,197 in cash, negative working capital of $2,640,508 and an accumulated deficit of $4,160,544. As of June 30, 2022, we had $62,643 in cash, negative working capital of $2,560,837 and an accumulated deficit of $3,860,481.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2022 and 2021, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2022 and June 30, 2022, inventories amounted to $113,949 and $116,060, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2022 and June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: February 21, 2023	By: /s/ Quinn Chen
Quinn Chen
Chief Financial Officer