Form 10-Q
period 2023-03-31
America Great Health
filed 2023-05-22
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of May 3, 2023 was 21,093,818,148.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2023	2022
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$55,568	$62,643
Account receivable, net	1,227	918
Inventory	113,759	116,060
Advance to supplier	16,965	16,964
TOTAL CURRENT ASSETS	187,519	196,585

Right-of-use asset	39,822	93,886
Due from the related parties	8,218	8,218
Deposit	11,836	13,836
Property and equipment, net	61,389	23,618

TOTAL ASSETS	$308,784	$336,143

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,425,826	$1,437,522
Tax payable	1,726	102
Short term loan	243,271	183,932
Other payable	215,717	334,112
Due to related party	476,459	573,859
Deferred income	183,019	157,000
Lease liability – current	39,822	70,895
TOTAL CURRENT LIABILITIES	2,585,840	2,757,422

Lease liability - non current	-	22,991
Accrued liability	546,738	384,073
Long term loan	1,533,138	1,032,138

TOTAL LIABILITIES	4,665,716	4,196,624

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,093,818,148 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	4,657,597	4,619,991
Accumulated other comprehensive income	625	160
Accumulated deficit	(8,941,483)	(8,421,849)

TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' DEFICIT	(4,283,261)	(3,801,698)
Non-controlling interest	(73,671)	(58,783)

TOTAL SHAREHOLDERS' DEFICIT	(4,356,932)	(3,860,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$308,784	$336,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Sales	$39,452	$2,744	$129,620	$158,424

Cost of goods sold	190	360	35,688	1,551,367

Gross profit	39,262	2,384	93,932	(1,392,943)

Selling, general and administrative expenses
Selling expense	471	60,064	5,877	60,064
General and administrative expense	150,525	589,577	423,117	1,245,757
	150,996	649,641	428,994	1,305,821

Loss from operations	(111,734)	(647,257)	(335,062)	(2,698,764)

Other income (expenses)
Interest expense	(101,919)	(55,283)	(234,459)	(136,142)
Other income	6	93,010	34,999	93,045
	(101,913)	37,727	(199,460)	(43,097)

Loss before income taxes	(213,647)	(609,530)	(534,522)	(2,741,861)

Income tax provision	-	-	-	-

NET LOSS	$(213,647)	$(609,530)	$(534,522)	$(2,741,861)

Less: net loss attributable to non-controlling interest	(918)	-	(14,888)	-

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(212,729)	$(609,530)	$(519,634)	$(2,741,861)

Foreign currency transaction	59	-	464	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(212,670)	$(609,530)	$(519,170)	$(2,741,861)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,090,938,148	21,089,355,704	21,090,454,644	21,073,497,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the three and six months ended December 31, 2022 and 2021

(Unaudited)

					Additional		Non-	Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Comprehensive	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Deficit

Balance, June 30, 2021	-	$-	21,070,866,399	$-	$3,087,869	$(3,555,696)	$-	$-	$(467,827)

Imputed interest	-	-	-	-	2,814	-	-	-	2,814
Net loss	-	-	-	-	-	(331,272)	-	-	(331,272)

Balance, September 30, 2021 (Unaudited)	-	$-	21,070,866,399	$-	$3,090,683	$(3,886,968)	$-	$-	$(796,285)

Issuance of common stock for debt	-	-	5,021,840	-	-	-	-	-	-
Imputed interest	-	-	-	-	2,723	-	-	-	2,723
Net loss	-	-	-	-	-	(1,801,058)	-	-	(1,801,058)

Balance, December 31, 2021 (Unaudited)	-	$-	21,075,888,239	$-	$3,093,406	$(5,688,026)	$-	$-	$(2,594,620)

Balance, June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

Imputed interest	-	-	-	-	5,206	-	-	-	5,206
Original issue discount on debt	-	-	-	-	15,200	-	-	-	15,200
Gain/loss on exchange rate	-	-	-	-	-	-	-	76	76
Net loss	-	-	-	-	-	(182,336)	(10,418)	-	(192,754)

Balance, September 30, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,604,185)	$(69,201)	$236	$(4,032,753)

Imputed interest			-	-	-	-			-
Gain/loss on exchange rate	-	-	-	-	-	-	-	330	330
Net loss	-	-	-	-	-	(124,569)	(3,552)	-	(128,121)

Balance, December 31, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,728,754)	$(72,753)	$566	$(4,160,544)

Issuance of stock for debt			3,600,000	-	17,200	-			17,200
Gain/loss on exchange rate	-	-	-	-	-	-	-	59	59
Net loss	-	-	-	-	-	(212,729)	(918)	-	(213,647)

Balance, March 31, 2023 (Unaudited)	-	$-	21,093,818,148	$-	$4,657,597	$(8,941,483)	$(73,671)	$625	$(4,356,932)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities	(Unaudited)
Net loss	$(534,522)	$(2,741,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,649	-
Original issue discount on debt	17,200	-
Imputed interest	5,206	9,921
Changes in operating Assets and Liabilities:
Accounts receivable	(308)	-
Prepaid investment	-	-
Other receivable	-	(9,163)
Other long term asset	2,000	-
Inventory	2,300	(140,747)
Accounts payable	(15,197)	1,518,818
Customer advances	26,019	44,900
Other liabilities	(4,363)	-
Other payable	(118,396)	-
Tax payable	1,624	(800)
Net cash used in operating activities	(611,788)	(1,318,932)

Cash Flows from Investing Activities
Purchase of property and equipment	(44,420)	(16,852)
Net cash provided by investing activities	(44,420)	(16,852)

Cash Flows from Financing Activities
Short term loan	59,340	160,000
Long term loan	671,528	588,268
Issuance of stock for debt	15,200	97,500
Advances from related party	194,020	-
Repayment to related party	(291,420)	200,184
Net cash provided by financing activities	648,668	1,045,952

Effect of exchange rate changes on cash	465	-

Net increase in cash	(7,075)	(289,832)

Cash beginning of period	62,643	396,136
Cash end of period	$55,568	$106,304

Interest paid	$-	$-
Taxes paid	$800	$800

Non-cash transactions
Shares issued for equity investment	$-	$-

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

Our cash needs for the nine months ended March 31, 2023 were primarily met by loans and advances from the current majority shareholder. As of March 31, 2023, we had a cash balance of $55,568. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

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

The following table depicts the identity of the Company’s subsidiaries:

		Attributable
	Place of	Equity
Name of Subsidiary	Incorporation	Interest %
America Great Health in California	USA	100
GOF Biotechnologies in California	USA	75
International Institute of Great Health in California	USA	100
Nutrature Health LLC in California	USA	100
Sijinsai in China	CHINA	60
US-China Mega Beauty Health Industry Development Co., LTD	CHINA	100

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

Below is a table with foreign exchange rates used for translation:

	March 31,
Average Quarterly (average rate)	2023
Chinese Renminbi (RMB)	RMB	6.9320
United States dollar ($)		$1.00

	March 31,
Quarter Ended (Closing rate)	2023
Chinese Renminbi (RMB)	RMB	6.8667
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2022 and June 30, 2022, the Company’s bank account in the United States had $1,053 and $3,194, respectively, within FDIC insurance of $250,000.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2023 and 2021, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2023 and June 30, 2022, inventories amounted to $113,759 and $116,060, respectively.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the nine months ended March 31, 2023 and 2022.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not recorded a valuation allowance against its deferred tax assets as of March 31, 2023, and June 30, 2022.

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

NOTE 3 – DEPOSITS

As of March 31, 2023 and June 30, 2022, deposits amounted to $11,836 and $13,836, respectively. Deposits are rent deposits.

NOTE 4 – INVENTORY

As of March 31, 2023 and June 30, 2022, inventory consisted of the following:

	March 31,	June 30,
	2023	2022
Raw materials	$65,900	$62,348
Finished goods	47,859	53,712
Total Inventory	$113,759	$116,060

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2023, the Company's current majority shareholder advanced $194,019 to the Company as working capital and the Company repaid $291,422 to the shareholder. As of March 31, 2023 and June 30, 2022, the Company owed its current majority shareholder $476,459 and $573,859, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 and $4,380 for the three months ended March 31, 2023 and 2022 and was recorded as paid in capital, respectively. Imputed interest amounted to $5,206 and $9,921 for the nine months ended March 31, 2023 and 2022 and was recorded as paid in capital, respectively.

NOTE 6 – SHORT TERM LOAN

As of March 31, 2023 and June 30, 2022, short term loan amounted to $243,271 and $183,932 from unrelated third parties, respectively. On September 15, 2022, the Company paid interest of $3,178 on two short term loans of $50,000 due on July 10, 2022 and $10,000 due on August 1, 2022. The Company then re-entered an agreement of a new short-term loan of $60,000. The loan has an annual interest rate of 18% and the principal and interest are due on February 28, 2023. On January 13, 2023, the Company paid interest of $4,175 on an early-withdrew long-term loan of $100,000. On January 24, 2023, the Company paid interest of $3,178 on a short-term loan of $60,000. On March 2, 2023, the Company paid a first monthly installment of $667 interest on a7 month short-term loan of $80,000. On September 15, 2022, the Company paid interest of $3,616 on two short term loans, each with $50,000 due on July 26, 2022, and August 1, 2022, and paid $20,000 of principal in January 2023. The Company then re-entered an agreement of a new short-term, interest free loan of $80,000. The principal is due on February 28, 2023. The Company will issue 1,600,000 shares of the Company stocks to the party as a reward. These shares were issued on April 18, 2023. The third loan amount is $2,871 which has 8-month short term. The latest loan occurred on November 2, 2022, the Company entered an agreement of short-term loan of $25,000. The Company will repay $37,475, with a fixed repayment of $329 every business day from November 10, 2022.

NOTE 7 – LONG TERM LOAN

As of March 31, 2023 and June 30, 2022, long term loan amounted to $1,893,421 and $1,221,892, respectively. The loan has an annual interest rate of 20%, except that the long-term loan of $100,000 on September 9, 2022 with an annual interest rate of 16% was withdrew on January 13, 2023 and the long-term loan of $300,000 on January 19, 2023 with an annual interest rate of 12%. The principal and interest are due in one, three, or five years. Interest expenses incurred for the three months ended March 31, 2023 and 2022 amounted to $60,631 and $50,900, respectively. Interest expenses incurred for the nine months ended March 31, 2023 and 2022 amounted to $360,282 and $138,289, respectively.

As of March 31, 2023, long term loan consisted of the following:

	Principal	Interest	Balance
Received long term loan on April 27, 2021	$200,000	$77,041	$277,041
Received long term loan on June 3, 2021	290,000	105,830	395,830
Received long term loan on June 4, 2021	50,000	18,247	68,247
Received long term loan on June 23, 2021	30,000	10,619	40,619
Received long term loan on July 12, 2021	10,000	3,436	13,436
Received long term loan on September 1, 2021	60,000	18,937	78,937
Received long term loan on September 22, 2021	50,000	15,206	65,206
Received long term loan on September 27, 2021	50,000	15,068	65,068
Received long term loan on September 30, 2021	10,000	2,997	12,997
Received long term loan on October 29, 2021	12,138	3,445	15,583
Received long term loan on November 9, 2021	50,000	13,890	63,890
Received long term loan on November 16, 2021	140,000	38,356	178,356
Received long term loan on November 18, 2021	50,000	13,644	63,644
Received long term loan on November 29, 2021	20,000	5,337	25,337
Received long term loan on November 30, 2021	10,000	2,663	12,663
Received long term loan on September 9, 2022	100,000	4,953	104,953
Received long term loan on October 13, 2022	21,000	1,945	22,945
Received long term loan on January 13, 2023	150,000	6,329	156,329
Received long term loan on January 19, 2023	300,000	7,003	307,003
Received long term loan on March 10, 2023	10,000	115	10,115
Received long term loan on March 14, 2023	10,000	93	93
Received long term loan on March 16, 2023	10,000	82	10,082
Returned long term loan on January 13, 2023	(100,000)	(4,953)	(104,953)
Total	$1,533,138	$360,283	$1,893,421

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

On September 9, 2022, the Company signed a loan agreement of $100,000 with a five-year term from an unrelated party for a freeze-dryer. The loan has an annual interest rate of 16% with the payments of $3,000 at the end of every moth starting the fourth month after the Company received the proceed and the final payment of $12,000 on September 9, 2027. The Company received the proceed on September 9, 2022. This loan was returned and $4,953 of accrued interest was paid on January 13, 2023.

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

On January 13, 2023, the Company signed a loan agreement of $150,000 with a one-year term from an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $30,000 are due in one year.

On January 24, 2023, the Company signed a loan agreement of $300,000 with a one-year term from an unrelated party. The loan has an annual interest rate of 20%. A total principal and interest of $60,000 are due in one year.

On March 10, 2023, the Company signed a loan agreement of $10,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $6,000 are due in three years. The unrelated party would receive 1,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. As of the issue of this Form 10Q, the 1,000,000 shares have not be issued.

On March 14, 2023, the Company signed a loan agreement of $10,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $6,000 are due in three years. The unrelated party would receive 1,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The 1,000,000 shares was issued on April 18, 2023.

On March 16, 2023, the Company signed a loan agreement of $10,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $6,000 are due in three years. The unrelated party would receive 1,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The 1,000,000 shares were issued on April 18, 2023.

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

NOTE 9 – SHAREHOLDERS’ DEFICIT

At March 31, 2023 and June 30, 2022, the Company had 21,093,818,148 and 21,090,218,148 shares issued and outstanding, respectively.

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

On April 14, 2023, the Company issued 1,600,000 shares of the Company stocks to the party as a reward to a short-term loan of $80,000 dated September 9, 2022. The issuance of these shares is recorded at a fair market value of $0.0090 per share, or $14,400 market value.

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

On April 14, 2023, the Company issued 1,000,000 shares each to two unrelated parties as collaterals for two loans at $10,000 each. The loans have an annual interest rate of 20%. The principals and interest are due in three years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principals and interest on the loans will be forgiven. The Company received the proceeds on March 14 and March 16, 2023.

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

(at an average exchange rate of 0.67706 for the quarter from 1/1/2023 to 3/31/2023)

From 1/1/2023 to
3/31/2023
(Unaudited)
Sales	$73,389
Gross profit	73,099
Net loss	(35,095)
51% share	(17,899)

The following table provides the summary of equity investment in Purecell.

(at an exchange rate of 0.66976 at the close day of March 31, 2023)

As of March 31,
2023
(Unaudited)
Total assets	$2,212,926
Net assets	1,535,486
51% ownership	783,098
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 11 – INCOME TAXES

As of December 31, 2022, the Company had federal and California income tax net operating loss carryforwards of approximately $6.2 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended March 31, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $18,104 and $13,967 in total lease costs, respectively. For the nine months ended March 31, 2023 and 2022, the Company recognized approximately $60,637 and $41,901 in total lease costs, respectively.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine months ended
March 31, 2023
Cash paid for operating lease liabilities	$56,689
Weighted-average remaining lease term	0.54
Weighted-average discount rate	5%
Minimum future lease payments	$40,532

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2023	$40,532
2024	-
2025	-
2026	-
Total minimum payments	40,532
Less: imputed interest	(710)
Total lease liability	39,822
Less: short-term lease liability	(39,822)
Long-term lease liability	$-

NOTE 13 – CONCENTRATION

Major vendors

For the three months ended March 31, 2023, no vendor accounted for 10% or more of the Company’s purchases.

For the nine months ended March 31, 2023, three vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at quarter-end dates, are presented as follows:

			As of
	For the nine months ended		March 31,
	March 31, 2023		2023
		Percentage of	Account
Supplier	Purchases	total Purchases	Payable
Supplier A	$21,290	64%	$-
Supplier B	7,000	21%	$-
Supplier C	5,098	15%	$-

NOTE 14 – SUBSEQUENT EVENTS

On May 3, 2023, the Company received a deposit of $60,000 for an order of 1,000 bottles of the Company products at the price of $102 a bottle. The order will be delivered within three months.

On May 10, 2023, the Company signed a loan agreement of $10,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $6,000 are due in three years. The unrelated party would receive 1,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. As of the issue of this Form 10Q, the 1,000,000 shares have not been issued.

On May 10, 2023, the Company signed a loan agreement of $30,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $6,000 are due in three years. The unrelated party would receive 6,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. As of the issue of this Form 10Q, the 6,000,000 shares have not been issued.

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

The company has been focusing on a few new nutritional supplementary developed based on Dr. Tsai’s registered patents for months since beginning of 2023.

Results of Operations

Results of Operations for the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022.

Sales amounted to $39,452 and $2,744 for the three months ended March 31, 2023 and 2022, respectively. Sales amounted to $129,620 and $158,424 for the nine months ended March 31, 2023 and 2022, respectively.

Cost of goods sold amounted to $190 and $360 for the three months ended March 31, 2023 and 2022, respectively. Cost of goods sold amounted to $35,688 and $1,551,367 for the nine months ended March 31, 2023 and 2022, respectively. The decrease was mainly due to the Company current products are lab research generated with lower cost ingredients.

Gross profit amounted to $39,262 and $2,384 for the three months ended March 31, 2023 and 2022, respectively. Gross profit amounted to $93,962 and $(1,392,943) for the nine months ended March 31, 2023 and 2022, respectively.

Operating expenses incurred for the three months ended March 31, 2023 and 2022 were $150,996 and $649,641, respectively. Operating expenses incurred for the nine months ended March 31, 2023 and 2022 was $428,994 and $1,305,821, respectively. The decrease was mainly due to decreased payroll expenses and professional expenses.

Our net loss for the three months ended March 31, 2023 and 2022 was $213,647 and $609,530, respectively. Our net loss for the nine months ended March 31, 2023 and 2022 was $534,522 and $2,741,861, respectively. The decrease in net loss was mainly due to increase in sales and decrease in cost of goods sold, payroll expenses and professional expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2023, the Company recorded a net loss of $534,522, used cash to fund operating activities of $611,788 and at March 31, 2023, had a shareholders’ deficit of $4,356,932. For nine months ended March 31, 2022, the Company recorded a net loss of $2,741,861, used cash to fund operating activities of $1,318,932 and at June 30, 2022, had a shareholders’ deficit of $3,860,481. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the nine months ended March 31, 2023 were primarily met by loans and advances from the current majority shareholder. As of March 31, 2023, we had a cash balance of $55,568. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the six months ended December 31, 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Liquidity and Capital Resources for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022

	For the Nine months Ended December 31
	2023	2022
Summary of Cash Flows:	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(611,788)	$(1,318,932)
Net cash used in investing activities	(44,420)	(16,852)
Net cash provided by financing activities	648,668	1,045,952
Effect of exchange rate change on cash	465	-
Net increase (decrease) in cash	(7,075)	(289,832)
Cash beginning of period	62,643	396,136
Cash end of period	$55,568	$106,304

Operating Activities

Net cash used in operating activities was $611,788 for the nine months ended March 31, 2023, a decrease of $707,144 compared to cash used in operating activities of $1,318,932 for the nine months ended December 31, 2021. The decrease in net cash used in operating activities was mainly due to a decrease in accounts payable, inventory, and customer advances, offset by an increase in other payable for the nine months ended March 31, 2023 compared to the same period in 2021.

Investing Activities

Net cash used in investing activities are $44,420 and $16,852 for the nine months ended March 31, 2023 and 2022, respectively for purchases of equipment in connection with our business activities.

Financing Activities

Net cash provided by financing activities was $648,669 for the nine months ended March 31, 2023, compared to $1,045,952 net cash provided by financing activities for the nine months ended March 31, 2022. The decrease in net cash provided by financing activities for the nine months ended March 31, 2023 was primarily attributable to a decrease in amount short term loan and long term loan.

Financial Position

As of March 31, 2023, we had $55,568 in cash, negative working capital of $2,398,321 and an accumulated deficit of $4,356,932. As of June 30, 2022, we had $62,643 in cash, negative working capital of $2,560,837 and an accumulated deficit of $3,860,481.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2023 and 2022, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2023 and June 30, 2022, inventories amounted to $113,759 and $116,060, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2023 and June 30, 2022.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: May 18, 2023	By:	/s/ Quinn Chen
Quinn Chen
Chief Financial Officer