Form 10-K
period 2023-06-30
America Great Health
filed 2023-10-13
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of August 31, 2023 was 21,107,018,148.

FORM 10-K

For the Year Ended June 30, 2023

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

ITEM 2. PROPERTIES

The Company currently is leasing an office building property in Los Angeles County California. The Company has entered into an operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The current monthly rent including monthly management fee is $4,655.64.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2023 to May 31, 2024, after the prior lease expired on May 31, 2023. The current monthly rent including monthly management fee is $1,764.00.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”. There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2023. The last sale price of our common stock on June 30, 2023, was 0.0139 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2023 and 2022, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2023	First Quarter	$0.0238	$0.0065
	Second Quarter	$0.0100	$0.0006
	Third Quarter	$0.0120	$0.0011
	Fourth Quarter	$0.0250	$0.0011

2022	First Quarter	$0.1850	$0.0300
	Second Quarter	$0.2299	$0.1010
	Third Quarter	$0.1649	$0.0010
	Fourth Quarter	$0.0800	$0.0002

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

Holders

As of June 30, 2023, there were approximately 917 shareholders of record holding 21,107,018,148 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock. The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2023. This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2023

None

Performance Graphic

This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in year ended June 30, 2023

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

Results of Operations

Results of Operations for the year ended June 30, 2023 compared to the year ended June 30, 2022.

Sales amounted to $204,309 and $104,648 for the years ended June 30, 2023 and 2022, respectively.

Cost of goods sold amounted to $35,720 and $1,588,453 for the years ended June 30, 2023 and 2022, respectively.

Gross profit/(loss) amounted to $168,588 and ($1,483,805) for the years ended June 30, 2023 and 2022, respectively.

Operating expenses for the year ended June 30, 2023 and 2022 were $661,232 and $3,250,293, respectively. The decrease was mainly due to reduced payroll expenses, rent expenses, advertising, and professional expenses.

Our net loss for the year ended June 30, 2023 and 2022 was $777,341 and $4,924,936, respectively. The decrease in net loss was mainly due to the decreased cost of goods sold and operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying Consolidated Financial Statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2023 the Company recorded a net loss of $777,341, used cash to fund operating activities of $752,902 and at June 30, 2023, had a shareholders’ deficit of $4,525,835. For the year ended June 30, 2023, the Company recorded a net loss of $4,924,936, used cash to fund operating activities of $1,479,859, and on June 30, 2022, had a shareholders’ deficit of $3,860,481. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the year ended June 30, 2023 were primarily met by loans and advances from our current majority shareholder. As of June 30, 2023, we had a cash balance of $54,150. Our future majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2023 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2023, we had $54,150 in cash, a working capital deficit of $2,912,469 and an accumulated deficit of $9,183,110.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2023 and 2022.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2023.

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

Name	Position with the Company	Age	Period

Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer	68	2017 - Present

Rex Chang	Director	72	2018 - Present

Aihua Guo	Director	49	2020 - Present

Peter Britton	Director	71	2020 - Present

Jiaxin Xue	Director	47	2018 - Present

Quinn Chen	Chief Financial Officer	60	2022 - Present

Name	Position with the Company and Principal Occupations

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

Rex Chang

Director Mr. Rex Chang is an experienced GPA Consultant and an international trade specialist. He started in manufacturing facilities, well-trained in commercial and industrial, import-export, QC/QA, marketing development and government procurement. Mr. Chang served as Chief Executive Officer in U. S. Asia Chamber of Commerce, and Chief Executive Officer- Asian Marketing in U.S. Foods International. He also served as Chief Executive Officer of New Cathay International Development Corp. Mr. Chang is consultant to the Center for International Trade Development and Taiwan Trade Center.

Aihua Guo

Director Ms. Aihua Guo is an entrepreneur and founder of Hong Kong-based Brilliant Health Co., Ltd., which she founded in 2018. She has been the standing editor of Chinese Journals of Tissue Engineering and Aesthetic Plastic Surgery since 2018. She has also been the visiting professor of Galway Institute of Regenerative Medicine in Ireland and CEO of Pure Athesthetic Co., Ltd. of Hong Kong since 2017. From 2016 to 2018, Ms. Guo served as the business director of China Regenerative Medicine International Co., Ltd. She has been the members of British Blood Transfusion Association, Illouz Foundation France and China Plastic Surgery Association since 2015. Ms. Guo obtained her MD of Plastic Surgery in 2012 and PhD of Immunology of Transplantation and Ophthalmology in 2007.

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

Quinn Chen

CFO. Mr. Quinn Chen has more than two decades of practice experience in public and private accounting where he specialized in both private and public company financial audits, oversight over financial reporting, cash management, tax compliance, and mergers and acquisitions. From October 2018 through present date, Mr. Chen was the Chief Financial Officer of NuOrganic Cosmetics. From September 2014 –July 2019, he was a financial controller at Gardiner & Theobald, an independent global consultancy to the construction and property industry. At the same time, he served as the chief tax consultant of real estate investments at 42nd Street Realty, a well- known Times Square Realty Company of New York City, and provided consulting service in asset management and tax planning of trusts and estates to high-profile. Prior to that, Mr. Chen spent about ten years as an auditor and tax accountant with several public accounting firms in the New York City metropolitan area. Mr. Chen holds a Master of Business Administration from Baruch College, Zicklin School of Business.

All our directors hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Family Relationships

There is no family relationship among any of our officers or directors.

Code of Ethics

The Company has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our current low level of operations as a public entity. The Company intends to adopt a code of ethics in the near future.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, On the fiscal year ended June 30, 2023, two new board members, Mr. Peter Britton, Ms. Aihua Guo did not file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and Chief Financial Officer in the years ended June 30, 2023 and 2022 (“Named Executive Officers”):

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mike Q. Wang
President/Executive	2023	$43,800	-	-	-	-	-	-	$43,8001

	2022	$40,711	-	-	-	-	-	-	$40,711

Quinn Chen
CFO	2023	$8,308	-	-	-	-	-	-	$8,308

	2022	$13,846	-	-	-	-	-	-	$13,846

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

None of our directors was compensated for their services to the board other than Mr. Rex Chang who was paid $- and $50,935 respectively for the years ended June 30, 2023 and 2022.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the shareholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. Our BOD believes that there are general requirements for service on the BOD that are applicable to directors and that there are other skills and experience that should be represented on the BOD as a whole but not necessarily by each director. The BOD considers the qualifications of director and director candidates individually and in the broader context of the BOD’s overall composition and the Company’s current and future needs.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The BOD has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The BOD believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business, and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the BOD. Since the Company is involved in the healthcare business, the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the BOD believes that governmental, political, or diplomatic expertise should be represented on the Board.

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

High level of financial literacy	Mike Q. Wang	Quinn Chen
X
Extensive knowledge of the Company’s business	X	X
Marketing/Marketing related technology experience	X
Relevant Chief Executive/President or like experience	X	X
Corporate Governance expertise	X	X

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries), has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●

Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

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

Board Meetings

The BOD held no meetings during FY 2023.

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

Our BOD is responsible for approving all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of the date of this report the outstanding common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s 21,107,081,148 shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 1609 W Valley Blvd., Unit 338A, Alhambra, CA 91803:

CERTAIN BENEFICIAL OWNERS

		Amount and
		nature of
		beneficial	Percent
Name	Office	owner (1)	of class

Mike Q. Wang	Chief Executive Officer, Director	999,171,990	4.73%
Rex Chang	Director	200,000,000	0.95%
Aihua Guo	Director	311,797,747	1.48%
Peter Britton	Director	--	--
Jianxin Xue	Director	627,000,000	2.97%

All officer and directors as a group (5 person)	N/A	2,137,969,737	10.13%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2023, the Company's current majority shareholder advanced $224,423 to the Company as working capital and the Company repaid $373,140 to the shareholder. As of June 30, 2023 and 2022, the Company owed its current majority shareholder and other related $425,142 and $573,859 respectively. The advances are non-interest bearing and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its prior principal accountant, WWC, P.C. and by its current principal accountant, Gries & Associates LLC:

Type of Services Rendered	2023	2022

Audit Fees	$36,500	$120,158
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Great Health and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Great Health and Subsidiaries. (the Company) as of June 30, 2023, and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred losses since inception of $9,183,110 and a net loss of $777,341. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2023.

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Denver, Colorado

October 12, 2023

PCAOB ID: 6778

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

/s/ TAAD, LLP

We have served as the Company’s auditor from 2020 through 2022, and we previously served as the Company’s auditor from 2016 through 2018

Diamond Bar, California

January 20, 2022

America Great Health and Subsidiaries

Consolidated Balance Sheets

	As of June 30,	As of June 30,
ASSETS	2023	2022

CURRENT ASSETS
Cash	$54,150	$62,643
Account receivable, net	-	918
Inventory	108,351	116,060
Other receivable	-	-
Advance to supplier	16,964	16,964
TOTAL CURRENT ASSETS	179,465	196,585

Right-of-use asset, net	41,918	93,886
Due from the related parties	8,218	8,218
Deposits	11,836	13,836
Property and equipment, net	57,692	23,618

TOTAL ASSETS	$299,129	$336,143

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expense	$1,450,574	$1,437,522
Income tax payable	3,970	102
Short term loan	705,216	183,932
Other payable	241,784	334,112
Due to related party	425,142	573,859
Deferred income	223,331	157,000
Lease liability - current	41,918	70,895
TOTAL CURRENT LIABILITIES	3,091,935	2,757,422

Lease liability – non-current	-	22,991
Accrued interest	609,892	384,073
Long term loan	1,123,138	1,032,138
Total Non-Current liabilities	1,733,030	1,439,202

TOTAL LIABILITIES	4,824,965	4,196,624

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT

Redeemable, convertible preferred stock, 10,000,000 shares authorized: Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,107,018,148 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	4,732,477	4,619,991
Accumulated other comprehensive income	(500)	160
Accumulated deficit	(9,183,110)	(8,421,849)
Total America Great Health stockholder’s deficit	(4,451,133)	(3,801,698)
Non-controlling interest	(74,703)	(58,783)

TOTAL SHAREHOLDERS' DEFICIT	(4,525,836)	(3,860,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$299,129	$336,143

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Operations and

Comprehensive Income

	For the Years ended June 30,
	2023	2022

Sales	$204,308	$104,648

Cost of goods sold	35,720	1,588,453

Gross profit	168,588	(1,483,805)

Selling, general and administrative expenses
Selling expense	3,999	86,316
General and administrative expense	657,233	3,163,977
	661,232	3,250,293

Loss from operations	(492,644)	(4,734,098)

Other income (expenses)
Interest income	26	5
Interest expense	(319,705)	(190,916)
Loss on equity investment	-	-
Other income	34,983	73
	(284,696)	(190,838)

Loss before income taxes	(777,340)	(4,924,936)

NET LOSS	$(777,340)	$(4,924,936)

Non-controlling interest share of loss	15,920	58,783
Net loss attributed to the Company	(761,420)	(4,866,153)
Foreign currency transaction	500	(160)
Comprehensive income or loss	(760,920)	(4,866,313)

BASIC AND DILUTED LOSS PER SHARE	-	$-

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,093,402,806	21,090,049,276

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Changes in Shareholders' Deficit

For the Years ended June 30, 2023 and 2022

						Accumulated
					Additional	deficit	Non-	Other
	Preferred Stock		Common Stock		Paid in	during	controlling	comprehensive
	Shares	Amt	Shares	Amt	Capital	development	interest	income	Total
Balance June 30, 2021	-	-	21,070,866,399	-	3,087,869	(3,555,696)	-	-	(467,827)
Issuance of common stock for debt	-	-	6,221,840	-	-	-	-	-	-
Issuance of common stock for equity investment	-	-	1,300,000	-	97,500	-	-	-	97,500
Issuance of common stock for compensation	-	-	11,829,909	-	1,361,133	-	-	-	1,361,133
Imputed interest	-	-	-	-	11,893	-	-		11,893
Gain/loss on exchange rate	-	-	-	-	-	-	-	160	160
Original issue discount on debt	-	-	-	-	61,596	-	-		61,596
Net loss	-	-	-	-	-	(4,866,153)	(58,783)		(4,924,936)

Balance June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

Balance June 30, 2022	-	-	21,090,218,148	-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)
Issuance of common stock for debt	-	-	4,600,000	-	26,200	-	-	-	26,200
Issuance of common stock for equity investment	-	-	-	-	-	-	-	-	-
Issuance of common stock for compensation	-	-	12,200,000	-	65,880	-	-	-	65,880
Imputed interest	-	-	-	-	5,205	-	-		5,205
Gain/loss on exchange rate	-	-	-	-	-	159	-	(659)	(500)
Original issue discount on debt	-	-	-	-	15,200	-	-		15,200
Net loss	-	-	-	-	-	(761,420)	(15,920)		(777,340)

Balance June 30, 2023	-	$-	21,107,018,148	$-	$4,732,477	$(9,183,110)	$(74,703)	$(499)	$(4,525,836)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(777,340)	$(4,924,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,346	5,905
Original issue discount on debt	15,200	61,596
Stock compensation	-	1,361,133
Financing cost	-	-
Loss on equity investment	-	-
Imputed interest	5,205	11,893
Changes in operating Assets and Liabilities:
Account receivable	919	(918)
Other receivable	-	61,771
Other long term asset	2,000	(13,138)
Other short term asset	-	-
Inventory	7,709	(108,211)
Accounts payable and accrued expense	13,050	1,380,314
Customer advances	66,331	157,000
Other liabilities	(7,863)	194,318
Other payable	(88,459)	333,415

Net cash used in operating activities from continuing operations	(752,902)	(1,479,858)

Net cash used in operating activities	(752,902)	(1,479,858)

Cash Flows from Investing Activities
Purchase of property and equipment	(44,420)	(16,851)

Net cash used in investing activities	(44,420)	(16,851)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	92,080	97,500
Short term loan	521,284	183,932
Long term loan	324,682	639,734
Advances from related party	(148,718)	250,109
Repayment to related party	-	(8,219)
Net cash provided by financing activities	789,328	1,163,056

Net increase in cash	(7,994)	(333,653)

Cash beginning of period	62,643	396,136
Effect of foreign currency translation	(499)	160
Cash end of period	$54,150	$62,643

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transactions
Shares issued for equity investment	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

(FORMERLY KNOWN AS CROWN MARKETING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

On February 4, 2021, the Company set up a 100% owned subsidiary, International Institute of Great Healthcare, Inc. (“IIGH”) under the laws of the State of California. IIGH will bring together doctors and professional-level experts from different countries and regions in the world to the research fields involving biomedicine, clinic medicine, health management, information technology, data analysis, software development, artificial intelligence, industrial planning, financial investment, etc.

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

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2023, the Company recorded a net loss of $777,340, used cash to fund operating activities of $752,902, and on June 30, 2023, had a shareholders’ deficit of $4,525,836. These factors create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the 12 months ended June 30, 2023 were primarily met by loans and advances from the current majority shareholder. As of June 30, 2023, we had a cash balance of $54,150. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from the current majority shareholder.

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

Below is a table with foreign exchange rates used for translation:

	June 30,
Average Yearly (average rate)	2023
Chinese Renminbi (RMB)	RMB	6.9632
United States dollar ($)		$1.00

	June 30,
Year Ended (Closing rate)	2023
Chinese Renminbi (RMB)	RMB	7.2537
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2023 and 2022, the Company’s bank account in the United States had $4,131 and $3,194, respectively, under FDIC insurance of $250,000.

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

The Company sells health-related products through wholesale and retailers. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. The Company usually does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers within 40 to 60 days of the invoice date and 180 days for a major customer, and the contracts do not have significant financing components nor variable consideration. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience; complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted on the Company’s revenue.

Product Revenue

A majority of the Company’s sales are for products sold at a point in time when shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment. The Company receives payment for the sale of products at the time customers place orders and payment is required prior to shipment. Any payment received prior to shipment is recognized as a contract liability under the account deferred revenue. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling activities are performed by third-party carriers for shipment. The Company accounts for these activities as fulfillment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in the cost of sales for all periods presented.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the year ended June 30, 2023, the Company has non-written-off.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the year ended June 30, 2023.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing the income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2023 and 2022, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expenses are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2023 and 2022.

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

NOTE 3 – OTHER ASSET

As of June 30, 2023 and 2022, other receivable amounted to $11,836 and $13,836, respectively. Other receivable consists of the following:

	June 30, 2022	June 30, 2022
Rent deposits	11,836	13,836
Total	11,836	13,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2023, the Company's current majority shareholder advanced $224,423 to the Company as working capital and the Company repaid $373,140 to the shareholder. As of June 30, 2023 and 2022, the Company owed its current shareholder of $389,952 and $538,669 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $5,206 and $11,893 for the years ended June 30, 2023 and 2022 and was recorded as paid in capital, respectively. Other dues to the related parties are $35,190 as of June 30, 2023.

NOTE 5 – SHORT TERM LOAN

As of June 31, 2023 and 2022, short term loan amounted to $705,216 and $183,932 from unrelated third parties, respectively. On September 15, 2022, the Company paid interest of $3,178 on two short term loans of $50,000 due on July 10, 2022 and $10,000 due on August 1, 2022. The Company then re-entered an agreement of a new short-term loan of $60,000. The loan has an annual interest rate of 18% and the principal and interest are due on February 28, 2023. On January 13, 2023, the Company paid interest of $4,175 on an early-withdrew long-term loan of $100,000. On January 24, 2023, the Company paid interest of $3,178 on a short-term loan of $60,000. On March 2, 2023, the Company paid a first monthly installment of $667 interest on a 7-month short-term loan of $80,000. On September 15, 2022, the Company paid interest of $3,616 on two short term loans, each with $50,000 due on July 26, 2022, and August 1, 2022, and paid $20,000 of principal in January 2023. The Company then re-entered an agreement of a new short-term, interest free loan of $80,000. The principal is due on February 28, 2023. The Company will issue 1,600,000 shares of the Company stocks to the party as a reward. These shares were issued on April 18, 2023. The third loan amount is $2,871 which has an 8-month short term. The latest loan occurred on November 2, 2022, the Company entered an agreement of short-term loan of $25,000. The Company will repay $37,475, with a fixed repayment of $329 every business day from November 10, 2022.

NOTE 6 – LONG TERM LOAN

As of June 30, 2023 and 2022, long term loan amounted to $1,525,600 and $1,221,892, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years. Interest expenses incurred for the years ended June 30, 2023 and 2022 amounted to $402,458 and $189,754, respectively.

As of June 30, 2023, long term loan consisted of the following:

	Principal	Accrued interest	Balance

Received long term loan on April 27, 2021	$200,000	$87,014	$287,014
Received long term loan on June 3, 2021	290,000	120,290	410,290
Received long term loan on June 4, 2021	50,000	20,740	70,740
Received long term loan on June 23, 2021	30,000	12,115	42,115
Received long term loan on July 12, 2021	10,000	3,934	13,934
Received long term loan on September 1, 2021	60,000	21,929	81,929
Received long term loan on September 22, 2021	50,000	17,699	67,699
Received long term loan on September 27, 2021	50,000	17,562	67,562
Received long term loan on September 30, 2021	10,000	3,496	13,496
Received long term loan on October 29, 2021	12,138	4,050	16,188
Received long term loan on November 9, 2021	50,000	16,384	66,384
Received long term loan on November 16, 2021	140,000	45,337	185,337
Received long term loan on November 18, 2021	50,000	16,134	66,137
Received long term loan on November 29, 2021	20,000	6,334	26,334
Received long term loan on November 30, 2021	10,000	3,161	13,162
Received long term loan on October 13, 2022	21,000	2,992	23,992
Received long term loan on March 10, 2023	10,000	614	10,614
Received long term loan on March 14, 2023	10,000	591	10,591
Received long term loan on March 16, 2023	10,000	581	10,581
Received long term loan on April 17, 2023	30,000	1,216	31,216
Received long term loan on May 9, 2023	10,000	285	10,285
Total	$1,123,138	$402,458	$1,525,600

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

On April 17, 2023, the Company signed a loan agreement of $30,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. A total principal and interest of $18,000 are due in three years. The unrelated party would receive 6,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. As of the issue of this Form 10Q, the 6,000,000 shares have not been issued.

On May 9, 2023, the Company signed a loan agreement of $10,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. A total principal and interest of $6,000 are due in three years. The unrelated party would receive 1,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. As of the issue of this Form 10Q, the 1,000,000 shares have not been issued.

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

There were no preferred shares outstanding as of June 30, 2023 and 2022.

NOTE 8 – SHAREHOLDERS’ DEFICIT

On June 30, 2023 and 2022, the Company had 21,107,018,148 and 21,090,218,148 shares of common stock issued and outstanding, respectively.

1) Shares issued for equity investment

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus. The transaction has not been completed by the reporting date.

Equity Investment in Purecell Group:

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Because the company does not have significant control over Purecell, this is an equity investment. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day-to-day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd ("Purecell") in exchange for 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share.

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed an agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue an additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. In order to complete the change of 35,000,000 shares of the Company held by Purecell to AP within the agreed time limit, and to meet the conditions that AP investment funds are in place, the Company and Purecell agreed through consultation that in order to gain time, the Company will issue an additional 35,000,000 shares for AP. On May 26, 2021, the Company issued 35,000,000 shares to shareholders of AP, at fair market value of $0.00001 per share.

On March 31, 2022, the Company issued 1,300,000 shares of common stock to an US individual at $0.075 per share.

2) Shares issued for stock compensation

On April 25, 2023, the Company issued an aggregate of 12,200,000 shares of common stock to 7 unrelated parties as compensation for services. The issuance of these shares is recorded at a fair market value of $0.0054 per share. 12,200,000 shares were issued at a fair market value of $65,880

3) Shares issued for short term loan as original issue discount

None

4) Shares issued for loan as collateral

On April 17, 2023, the Company issued 3,000,000 shares to three unrelated parties as collateral for three loans of $10,000 each. The loan has an annual interest rate of 20%. The principal and interest are due in three years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loans will be forgiven. The Company received the proceeds between March 10-14, 2023.

5) Shares issued in exchange for payable balance

None

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

From date of
equity
investment to
06/30/2023

Sales	$270,931
Gross profit	246,441
Net loss	(307,359)
51% share	(156,753)

The following table provides the summary of balance sheet information for Purecell.

As of June 30,
2023

Total assets	$3,192,224
Net assets	2,203,484
51% ownership	1,231,113
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 10 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2023, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2023 and 2022 as follows:

	Year Ended June 30,
	2023	2022

Income tax benefit at federal statutory rate-US	21%	21%
State tax, net of fed effect-US	7%	7%
Change in valuation allowance-US	(28)%	(28)%
Income tax benefit at federal statutory rate-PRC	25%	25%
Change in valuation allowance-PRC	(25)%	(25)%

The components of deferred taxes consist of the following at June 30, 2022 and 2021:

	June 30, 2023	June 30, 2022

Net operating loss carryforwards	$6,697,872	$5,920,531
Less: valuation allowance	(6,697,872)	(5,920,531)
Net deferred tax assets	$-	$-

As of June 30, 2023, the Company had federal and California income tax net operating loss carryforwards of $6,697,872. These net operating losses originating in tax years beginning prior to Jan. 1, 2018, will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018, will be carry forwarded indefinitely.

NOTE 11 – LEASE

The Company has entered into an operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The current monthly rent including monthly management fee is $4,655.64. The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is also listed as a separate line item on the Company’s condensed consolidated financial statements.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2023 to May 31, 2024 after the prior lease expired on May 31, 2023. The current monthly rent including monthly management fee is $1,764.00. The operating lease is listed as a separate line item on the Company’s condensed consolidated financial statements and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended June 30, 2023, the Company recognized approximately $36,556 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Year Ended
June 30, 2023
Cash paid for operating lease liabilities	$75,706
Weighted-average remaining lease term	0.64
Weighted-average discount rate	5%
Minimum future lease payments	$42,191

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2024	$36,899
2025	3,528
2026	1,764
2027	-
Total minimum payments	42,191
Less: imputed interest	(273)
Total lease liability	41,918
Less: short-term lease liability	(41,918)
Long-term lease liability	$-

NOTE 12 – CONCENTRATION

Major vendors

For the year ended June 30, 2023, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates.

NOTE 13 – SUBSEQUENT EVENTS

On July 23, 2023, the Company, SHOWA International Pty Ltd. (“SHOWA”), and Jeffery Tu & Eric Hsu, entered into a Cooperation Agreement (the “Agreement”), in which three parties shall establish a strategic partnership in Japan to produce and promoting Bio-active Protein Peptide in Japan. SHOWA, as a Japanese based company, shall use its best effort in promoting the Company’s Bio-active Protein Peptide and related products in Japan, and shall be in charge of the overall marketing strategy, day-to-day business operations, products design, public relations, etc. As the Company’s exclusive strategic partner in Japan, SHOWA shall be responsible for marketing and promoting all of the Company’s Bio-active Protein Peptide and related products within the territory of Japan and other mutually agreed regions. In addition, SHOWA shall achieve the following milestones in sales during the next four-year period of time: 150,000 bottles during year one, 300,000 bottles during year two, 600,000 during year three, 1,000,000 bottles during year four.

On October 04, 2023, the Company entered into a New Drugs Application and Joint Venture Agreement (the “Agreement”), with CIMC Automatic Control System Technology (Liaoning) Co., Ltd. (“CIMC”), in which both parties agree to establish a joint venture in Beijing, China aiming to develop and promote the Bio-active Protein Peptide supplements and Peptide medicinal in China (“New Venture”). Upon execution of the Agreement, the Company shall contribute its technologies and marketing assistance, and owns 30% of total outstanding shares of the New Venture; CIMC shall contribute all required working capital and other resources and owns 70% of total outstanding shares of the New Venture. The total registered capital of the New Venture shall be $10 million RMB. CIMC shall also be responsible for all required capital in the new drugs application and approval process which is approximately 200 million RMB. Both parties further agree that the New Venture shall distribute 10% of its net profit to the Company annually for R&D and product productions.

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

AMERICA GREAT HEALTH

Date: October 13, 2023	/s/ Quinn Chen
Quinn Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2023	/s/ Mike Q. Wang
Mike Q. Wang, President, Chief Executive Officer,
Secretary and Director