Form 10-K/A
period 2023-06-30
America Great Health
filed 2023-11-16
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Yes ☒ No ☐

Audit Firm ID	Auditor Name	Auditor Location
6778	Gries & Associates, LLC	Denver, CO

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

EXPLANATORY NOTE

America Great Health (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K’’) to amend the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023, solely to amend the Report of Independent Registered Public Accounting Firm included in Item 15. F2 – Report of Independent Registered Public Accounting Firm TAAD LLP (PCABO ID #5854). The correct exhibit should be the Report of Independent Registered Public Accounting Firm included in Item 15. F2 – Report of Independent Registered Public Accounting Firm WWC P.C. (PCABO ID #1171). The Company did not get the appropriate approval from WWC P.C. when Form 10K was filed.

Another amendment is to the follow note:

NOTE 3 – OTHER ASSET

As of June 30, 2023 and 2022, other receivable amounted to $11,836 and $13,836, respectively. Other receivable consists of the following:

	June 30, 2023	June 30, 2022
Rent deposits	11,836	13,836
Total	11,836	13,836

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amended 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accountant Firm

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

(b) Exhibits. The following exhibits of the Company are included herein.

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

AMERICA GREAT HEALTH

Date: November 15, 2023	/s/ Quinn Chen
Quinn Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 15, 2023	/s/ Mike Q. Wang
Mike Q. Wang, President, Chief Executive Officer,
Secretary and Director