Form 10-Q
period 2023-09-30
America Great Health
filed 2023-11-17
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-27873

America Great Health

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1609 W Valley Blvd Unit 338A
Alhambra, CA	91803
(Address of principal executive offices)	(Zip Code)

(888) 988-1333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of September 30, 2023 was 21,107,018,148.

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

Item 1. Financial Statements

America Great Health and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2023	June 30, 2023
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$54,626	$54,150
Account receivable, net	-	-
Inventory	108,174	108,351
Advance to supplier	16,965	16,964
TOTAL CURRENT ASSETS	179,765	179,465

Right-of-use asset	23,104	41,918
Due from the related parties	8,218	8,218
Deposit	11,836	11,836
Property and equipment, net	53,995	57,692

TOTAL ASSETS	$276,918	$299,129

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,448,030	$1,450,574
Income tax payable	3,410	3,970
Short term loan	690,551	705,216
Other payable	275,948	241,784
Due to related party	484,248	425,142
Deferred income	224,570	223,331
Lease liability - current	23,104	41,918
TOTAL CURRENT LIABILITIES	3,149,861	3,091,935

Lease liability - non current	-	-
Accrued liability	683,957	609,892
Long term loan	1,123,138	1,123,138

TOTAL LIABILITIES	4,956,956	4,824,965

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,107,018,148 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	4,732,477	4,732,477
Accumulated other comprehensive income	2,278	(500)
Accumulated deficit	(9,339,487)	(9,183,110)

TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' DEFICIT	(4,604,732)	(4,451,133)
Non-controlling interest	(75,306)	(74,703)

TOTAL SHAREHOLDERS' DEFICIT	(4,680,038)	(4,525,836)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$276,918	$299,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,
	2023	2022
	(Unaudited)

Sales	$13,808	$51,938

Cost of goods sold	177	27,500

Gross profit	13,631	24,438

Selling, general and administrative expenses
Selling expense	64	4,736
General and administrative expense	88,505	147,923
	88,569	152,659

Loss from operations	(74,938)	(128,221)

Other income (expenses)
Interest expense	(82,049)	(64,539)
Other income	7	6
	(82,042)	(64,533)

Loss before income taxes	(156,980)	(192,754)

Income tax provision	-	-

NET LOSS	$(156,980)	$(192,754)

Less: net loss attributable to non-controlling interest	(603)	(10,418)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(156,377)	$(182,336)

Foreign currency transaction	2,278	76
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(154,099)	$(182,260)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,093,818,148	21,090,218,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the three months ended September 30, 2023 and 2022

(Unaudited)

					Additional		Non-	Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Comprehensive	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Deficit

Balance, June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783	$160	$(3,860,481)

Imputed interest	-	-	-	-	5,206	-	-	-	5,206
OID	-	-	-	-	15,200		-	-	15,200
Gain/loss on exchange rate								76	76
Net loss						(182,336)	(10,418)	-	(192,754)

Balance, September 30, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,604,185)	(69,201)	$236	$(4,032,753)

Balance, June 30, 2023	-	$-	21,107,018,148	$-	$4,732,477	$(9,183,110)	(74,703)	$(500)	$(4,525,836)

Gain/loss on exchange rate	-	-	-	-	-	-	-	2,778	2,778
Net loss	-	-	-	-	-	(156,377)	(603)	-	(156,980)

Balance, September 30, 2023 (Unaudited)	-	$-	21,107,018,148	$-	$4,732,477	$(9,339,487)	(75,306)	$2,278	$(4,680,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(156,980)	$(192,754)
Loss from discontinued operations	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,697	1,476
Original issue discount on debt	-	15,200
Imputed interest	-	5,206
Changes in operating Assets and Liabilities:
Accounts receivable	-	273
Prepaid investment	-	-
Other receivable	-	-
Other long term asset	-	(20,210)
Inventory	177	(5,447)
Accounts payable	(2,544)	(3,280)
Customer advances	1,240	13,000
Other liabilities	-	27,137
Other payable	33,602	16,143
Income tax payable	-	12

Net cash used in operating activities	(120,808)	(143,244)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Repayment of short term loan	(14,664)	(30,595)
Proceeds of long term loan	74,064	152,924
Advances from related party	77,470	104,706
Repayment to related party	(18,364)	(71,938)
Net cash provided by financing activities	118,506	155,097

Effect of exchange rate change on cash	2,778	76

Net increase in cash	476	11,929

Cash beginning of period	54,150	62,643
Cash end of period	$54,626	$74,572

Interest paid	$-	$-
Taxes paid	$800	$800

Non-cash transactions
Shares issued for equity investment	$-	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2023, the Company recorded a net loss of $156,980, used cash to fund operating activities of $120,808, and at September 30, 2023, had a shareholders’ deficit of $4,680,038. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2023 were primarily met by loans and advances from the current majority shareholder. As of September 30, 2023, we had a cash balance of $54,626. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

Below is a table with foreign exchange rates used for translation:

	September 30,
	2023
Average Quarterly (average rate)
Chinese Renminbi (RMB)	RMB	7.2414
United States dollar ($)		$1.00

	September 30,
	2023
Quarter Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.2948
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2023 and June 30, 2023, the Company’s bank account in the United States had $3,884 and $4,087, respectively, within FDIC insurance of $250,000.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2023 and 2022, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2023 and June 30, 2023, inventories amounted to $108,174 and $108,351, respectively.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the three months ended September 30, 2023 and 2022.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2023 and 2022, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not record a valuation allowance against its deferred tax assets as of September 30, 2023, and June 30, 2023.

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

NOTE 3 – DEPOSITS

As of September 30, 2023 and June 30, 2023, deposits amounted to $11,836.

NOTE 4 – INVENTORY

As of September 30, 2023 and June 30, 2023, inventory consisted of the following:

	September 30,	June 30,
	2023	2023
Raw materials	$65,900	$65,900
Finished goods	42,274	42,451
Total Inventory	$108,174	$108,351

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2023, the Company's current majority shareholder advanced $77,470 to the Company as working capital and the Company repaid $18,364 to the shareholder. As of September 30, 2023 and June 30, 2023, the Company owed its current majority shareholder $484,248 and $425,142, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 and $5,206 for the three months ended September 30, 2023 and 2022 and was recorded as paid in capital, respectively.

NOTE 6 – SHORT TERM LOAN

As of September 30, 2023 and June 30, 2023, short term loan amounted to $690,551 and $705,216 from unrelated third parties, respectively.

NOTE 7 – LONG TERM LOAN

As of September 30, 2023 and June 30, 2023, long term loan both amounted to $1,123,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the three months ended September 30, 2023 and 2022 amounted to $56,618 and $52,924, respectively.

As of September 30, 2023, long term loan consisted of the following:

	Principal	Interest	Balance

Received long term loan on April 27, 2021	$200,000	$97,096	$297,096
Received long term loan on June 3, 2021	290,000	134,910	424,910
Received long term loan on June 4, 2021	50,000	23,260	73,260
Received long term loan on June 23, 2021	30,000	13,627	43,627
Received long term loan on July 12, 2021	10,000	4,438	14,438
Received long term loan on September 1, 2021	60,000	24,953	84,953
Received long term loan on September 22, 2021	50,000	20,219	70,219
Received long term loan on September 27, 2021	50,000	20,082	70,082
Received long term loan on September 30, 2021	10,000	4,000	14,000
Received long term loan on October 29, 2021	12,138	4,662	16,800
Received long term loan on November 9, 2021	50,000	18,904	68,904
Received long term loan on November 16, 2021	140,000	52,395	192,395
Received long term loan on November 18, 2021	50,000	18,658	68,658
Received long term loan on November 29, 2021	20,000	7,342	27,342
Received long term loan on November 30, 2021	10,000	3,666	13,666
Received long term loan on October 13, 2022	21,000	4,050	25,050
Received long term loan on March 10, 2023	10,000	1,118	11,118
Received long term loan on March 14, 2023	10,000	1,096	11,096
Received long term loan on March 16, 2023	10,000	1,085	11,085
Received long term loan on April 17, 2023	30,000	2,729	32,729
Received long term loan on May 9, 2023	10,000	789	10,789
Total	$1,123,138	$459,079	$1,582,217

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

On September 9, 2022, the Company signed a loan agreement of $100,000 with a five-year term from an unrelated party for a freeze-dryer. The loan has an annual interest rate of 16% with the payments of $3,000 at the end of every month starting the fourth month after the Company received the proceed and the final payment of $12,000 on September 9, 2027. The Company received the proceed on September 9, 2022. This loan was returned and $4,953 of accrued interest was paid on January 13, 2023.

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

On April 17, 2023, the Company signed a loan agreement of $30,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. A total principal and interest of $18,000 are due in three years. The unrelated party would receive 6,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. As of the issue of this Form 10Q, 6,000,000 shares have not been issued.

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

There were no preferred shares outstanding as of September 30, 2023 and June 30, 2023.

NOTE 9 – SHAREHOLDERS’ DEFICIT

At September 30, 2023 and June 30, 2023, the Company had 21,107,018,148 and 21,090,218,148 shares issued and outstanding, respectively.

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

None

3) Shares issued for short term loan as original issue discount

None

4) Shares issued for loan as collateral

None

5) Shares issued in exchange for payable balance

None

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

From 07/01/2023 to
09/30/2023
(Unaudited)
Sales	$-
Gross profit	22,869
Net loss	(67,871)
51% share	(36,614)

The following table provides the summary of equity investment in Purecell.

As of September 30, 2023
(Unaudited)
Total assets	$3,223,885
Net assets	2,248,575
51% ownership	1,146,773
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 11 – INCOME TAXES

As of September 30, 2023, the Company had federal and California income tax net operating loss carryforwards of approximately $6.5 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended September 30, 2023, the Company recognized approximately $20,277 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Three months ended September 30, 2023

Cash paid for operating lease liabilities	$18,896
Weighted-average remaining lease term	1.04
Weighted-average discount rate	5%
Minimum future lease payments	$23,423

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2023	$14,603
2024	8,820
2025	-
2026	-
Total minimum payments	23,423
Less: imputed interest	(319)
Total lease liability	23,104
Less: short-term lease liability	(23,104)
Long-term lease liability	$-

NOTE 13 – CONCENTRATION

Major vendors

For the year ended September 30, 2023, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates.

NOTE 14 – SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Sales amounted to $13,808 and $51,938 for the three months ended September 30, 2023 and 2022, respectively.

Cost of goods sold amounted to $177 and $27,500 for the three months ended September 30, 2023 and 2022, respectively.

Gross profit amounted to $13,631 and $24,428 for the three months ended September 30, 2023 and 2022, respectively.

Operating expenses incurred for the three months ended September 30, 2023 and 2022 was $88,569 and $152,659, respectively. The decrease was mainly due to decreased payroll expenses, rent expenses, advertising, and professional expenses.

Our net loss for the three months ended September 30, 2023 and 2022 was $156,980 and $192,754, respectively. The decrease in net loss was mainly due to decrease in payroll expenses and professional expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2023, the Company recorded a net loss of $156,980, used cash to fund operating activities of $120,808 and at September 30, 2023, had a shareholders’ deficit of $4,680,038. For the three months ended September 30, 2022 the Company recorded a net loss of $192,754, used cash to fund operating activities of $143,244 and at June 30, 2023, had a shareholders’ deficit of $4,525,836. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the three months ended September 30, 2023 were primarily met by loans and advances from current majority shareholder. As of September 30, 2023, we had a cash balance of $54,626. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the three months ended September 30, 2023 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Liquidity and Capital Resources for the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	For the Three Months Ended September 30
	2023	2022
Summary of Cash Flows:	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(120,808)	$(143,244)
Net cash used in investing activities	-	-
Net cash provided by financing activities	118,506	155,097
Effect of exchange rate change on cash	2,778	76
Net increase (decrease) in cash	476	11,929
Cash beginning of period	54,150	62,643
Cash end of period	$54,626	$74,572

Operating Activities

Net cash used in operating activities was $120,808 for the three months ended September 30, 2023, a decrease of $22,436 compared to cash used in operating activities of $143,244 for the three months ended September 30, 2022. The decrease in net cash used in operating activities was mainly due to a decrease in net loss and deposit, offset by an increase in other payable and customer advances for the three months ended September 30, 2023 compared to the same period in 2022.

Investing Activities

None.

Financing Activities

Net cash provided by financing activities was $476 for the three months ended September 30, 2023, compared to $155,097 net cash provided by financing activities for the three months ended September 30, 2022. The decrease in net cash provided by financing activities for the three months ended September 30, 2022 was primarily attributable to a decrease in amount short term loan and long term loan.

Financial Position

As of September 30, 2023, we had $54,626 in cash, negative working capital of $3,337,845 and an accumulated deficit of $4,680,038. As of June 30, 2023, we had $54,150 in cash, negative working capital of $2,912,470 and an accumulated deficit of $4,525,836.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2023 and 2022, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2023 and June 30, 2022, inventories amounted to $108,174 and $108,351, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2023 and June 30, 20232.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: November 17, 2023	By: /s/ Quinn Chen
Quinn Chen
Chief Financial Officer