Form 10-K/A
period 2023-06-30
America Great Health
filed 2024-02-08
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

America Great Health (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amended 10-K’’) to amend the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023, to include:

1.	Report of Independent Registered Public Accounting Firm, Page F-1
2.	Currently dated Exhibit 31 and 32 certifications.

Another amendment is to provide the explanations for Results of Operations of  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION as follows:

Results of Operations for the year ended June 30, 2023 compared to the year ended June 30, 2022.

Sales amounted to $204,309 and $104,648 for the years ended June 30, 2023 and 2022, respectively.  The increase in sales is because the company began small-scale sales of the Company’s new nutrition supplements, the Bioactive Proteins and Peptides.

Cost of goods sold amounted to $35,720 and $1,588,453 for the years ended June 30, 2023 and 2022, respectively. The decrease came from returning the $1,550,000 of CGS recognized in 2022 back to the vendor due to the product defectiveness.

Gross profit/(loss) amounted to $168,588 and ($1,483,805) for the years ended June 30, 2023 and 2022, respectively. The increase is because of the sales increase and CGS decrease in the current year.

Operating expenses for the year ended June 30, 2023 and 2022 were $661,232 and $3,250,293, respectively. The decrease was mainly due to reduced payroll expenses, rent expenses, advertising, and professional expenses after the Company’s product transformation after 2022 year.

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

Sales amounted to $204,309 and $104,648 for the years ended June 30, 2023 and 2022, respectively. The increase in sales is because the company began small-scale sales of the Company’s new nutrition supplements, the Bioactive Proteins and Peptides.

Cost of goods sold amounted to $35,720 and $1,588,453 for the years ended June 30, 2023 and 2022, respectively. The decrease came from returning the $1,550,000 of CGS recognized in 2022 back to the vendor due to the product defectiveness.

Gross profit/(loss) amounted to $168,588 and ($1,483,805) for the years ended June 30, 2023 and 2022, respectively. The increase is because of the sales increase and CGS decrease in the current year.

Operating expenses for the year ended June 30, 2023 and 2022 were $661,232 and $3,250,293, respectively. The decrease was mainly due to reduced payroll expenses, rent expenses, advertising, and professional expenses after the Company’s product transformation after 2022 year.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the disclosures to which it relates.

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

(b) Exhibits. The following exhibits of the Company are included herein.

2.1	Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013 (1).
3.1	Articles of Incorporation (2)
3.2	Articles of Merger (3)
3.3	Bylaws (2)
3.4	Amended and Restated Articles of Incorporation, as filed June 24, 2016 (4)
3.5	Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016 (4)
3.6	Articles of Amendment (5)
10.1	Lease Agreement
31.1	Certification by the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by the President Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.	Previously filed with Current Report on Form 8-K filed December 5, 2013
2.	Previously filed with Registration Statement on Form S-1 filed September 9, 2011.
3.	Previously filed with Amendment No. 1 to Registration Statement on Form S-1 dated October 14, 2011.
4.	Previously filed with Annual Report on Form 10-K filed December 16, 2016.
5.	Previously filed with Current Report on Form 8-K filed May 17, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA GREAT HEALTH

Date: February 8, 2024	/s/ Mike Q. Wang
Mike Q. Wang, President, Secretary

Date: February 8, 2024	/s/ Quinn Chen
Quinn Chen, Chief Financial Officer