Form 10-Q/A
period 2023-09-30
America Great Health
filed 2024-02-08
CIK 1098009

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

EXPLANATORY NOTE

America Great Health (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q’’) to amend the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2023, to include the currently dated Exhibit 31 and 32 certifications.

Another amendment is to provide the explanations for Results of Operations of ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION as follows:

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Sales amounted to $13,808 and $51,938 for the three months ended September 30, 2023 and 2022, respectively. The decrease in sales is because the unstable production of the Company’s new nutrition supplements, the Bioactive Proteins and Peptides is still in the Company’s small-scale laboratory trials.

Cost of goods sold amounted to $177 and $27,500 for the three months ended September 30, 2023 and 2022, respectively.  The decrease is because the production of the Company’s new nutrition supplements were still in laboratory trials.

Gross profit amounted to $13,631 and $24,428 for the three months ended September 30, 2023 and 2022, respectively. The decrease is mainly because of the decrease in sales.

Operating expenses incurred for the three months ended September 30, 2023 and 2022 was $88,569 and $152,659, respectively. The decrease was mainly due to decreased management fees and OID expenses.

Our net loss for the three months ended September 30, 2023 and 2022 was $156,980 and $192,754, respectively. The decrease in net loss was mainly due to the decrease in sales.

Except as described above, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Sales amounted to $13,808 and $51,938 for the three months ended September 30, 2023 and 2022, respectively. The decrease in sales is because the unstable production of the Company’s new nutrition supplements, the Bioactive Proteins and Peptides is still in the Company’s small-scale laboratory trials.

Cost of goods sold amounted to $177 and $27,500 for the three months ended September 30, 2023 and 2022, respectively.  The decrease is because the production of the Company’s new nutrition supplements was still in laboratory trials.

Gross profit amounted to $13,631 and $24,428 for the three months ended September 30, 2023 and 2022, respectively. The decrease is mainly because of the decrease in sales.

Operating expenses incurred for the three months ended September 30, 2023 and 2022 was $88,569 and $152,659, respectively. The decrease was mainly due to decreased management fees and OID expenses.

Our net loss for the three months ended September 30, 2023 and 2022 was $156,980 and $192,754, respectively. The decrease in net loss was mainly due to the decrease in sales.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules

31.1	Certification of CEO. Filed herewith.
31.2	Certification of CFO. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO. Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of CFO. Filed herewith.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREAT HEALTH

Dated: February 8, 2024	By: /s/ Quinn Chen
Quinn Chen
Chief Financial Officer