Form 10-Q
period 2023-12-31
America Great Health
filed 2024-02-23
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of December 31, 2023 was 21,113,507,015.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2023	2023
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$72,256	$54,150
Account receivable, net	23,400	-
Inventory	133,751	108,351
Prepaids and other assets	16,965	16,964
TOTAL CURRENT ASSETS	246,372	179,465

Right-of-use asset	8711	41,918
Due from related parties	8,218	8,218
Other asset	10,011	11,836
Property and equipment, net	50,298	57,692

TOTAL ASSETS	$323,610	$299,129

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,435,142	$1,450,574
Income tax payable	3,927	3,970
Short term loan	690,000	705,216
Other payable	237,797	241,784
Due to related party	628,205	425,142
Deferred income	217,747	223,331
Lease liability – current	8,711	41,918
TOTAL CURRENT LIABILITIES	3,221,529	3,091,935

Lease liability - non current	-	-
Accrued liability	757,211	609,892
Long term loan	1,123,138	1,123,138

TOTAL LIABILITIES	5,101,878	4,824,965

Commitments and Contingencies	-	-

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,120,507,015 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	4,886,433	4,732,477
Accumulated other comprehensive income	(563)	(500)
Accumulated deficit	(9,587,788)	(9,183,110)

TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' DEFICIT	(4,701,918)	(4,451,133)
Non-controlling interest	(76,350)	(74,703)

TOTAL SHAREHOLDERS' DEFICIT	(4,778,268)	(4,525,836)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$323,610	$299,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Sales	$91,179	$38,230	$104,987	$90,168

Cost of goods sold	8,525	7,998	8,702	35,498

Gross profit	82,654	30,232	96,285	54,670

Selling, general and administrative expenses
Selling expense	(3,390)	670	(3,326)	5,406
General and administrative expense	239,911	124,669	328,416	272,592
	236,521	125,339	325,090	277,998

Loss from operations	(153,867)	(95,107)	(228,805)	(223,328)

Other income (expenses)
Interest expense	(95,486)	(68,001)	(177,535)	(132,540)
Other income	8	34,987	15	34,993
	(95,478)	(33,014)	(177,520)	(97,547)

Loss before income taxes	(249,345)	(128,121)	(406,325)	(320,875)

Income tax provision	-	-	-	-

NET LOSS	$(249,345)	$(128,121)	$(406,325)	$(320,875)

Less: net loss attributable to non-controlling interest	(1,648)	(3,552)	(1,648)	(13,970)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(247,697)	$(124,569)	$(404,677)	$(306,905)

Foreign currency transaction	(2,840)	330	(563)	406
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(250,537)	$(124,239)	$(405,240)	$(306,499)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,111,461,611	21,090,218,148	21,111,461,611	21,090,218,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the six months ended December 31, 2023 and 2022

(Unaudited)

					Additional		Non-	Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Comprehensive	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Deficit

Balance, June 30, 2022	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

Imputed interest	-	-	-	-	5,206	-	-	-	5,206
OID	-	-	-	-	15,200		-	-	15,200
Gain/loss on exchange rate								406	406
Net loss						(306,905)	(13,970)	-	(320,875)

Balance, December 31, 2022 (Unaudited)	-	$-	21,090,218,148	$-	$4,640,397	$(8,728,754)	(72,753)	$566	$(4,160,544)

Balance, June 30, 2023	-	$-	21,107,018,148	$-	$4,732,477	$(9,183,111)	(74,702)	$(500)	$(4,525,836)

Issuance of Common Stock for debt			7,000,000		28,000				28,000
Issuance of Common Stock for compensation			6,488,867		25,956				25,956
Issuance of Common Stock					100,000				100,000
Gain/loss on exchange rate	-	-	-	-	-	-	-	(63)	(63)
Net loss	-	-	-	-	-	(404,677)	(1,648)	-	(406,325)

Balance, December 31, 2023 (Unaudited)	-	$-	21,120,507,015	$-	$4,886,433	$(9,587,788)	(76,350)	$(563)	$(4,778,268)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities	(Unaudited)

Net loss	$(406,325)	$(320,875)
Loss from discontinued operations	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,394	2,952
Original issue discount on debt	28,000	15,200
Stock compensation	25,956	-
Imputed interest	-	5,206
Changes in operating Assets and Liabilities:
Accounts receivable	(23,400)	192
Prepaid investment	-	-
Other receivable	-	-
Other long term asset	1,825	2,000
Inventory	(25,400)	2,110
Accounts payable	(15,432)	5,376
Customer advances	(5,584)	41,699
Other liabilities	-	16,137
Other payable	(12,119)	13,460
Income tax payable	-	905

Net cash used in operating activities	(425,085)	(215,638)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(44,420)
Net cash provided by investing activities	-	(44,420)

Cash Flows from Financing Activities
Repayment of short term loan	(15,215)	(4,182)
Proceeds of long term loan	147,318	230,897
Advances from related party	342,831	128,519
Repayment to related party	(131,680)	(107,028)
Proceeds from issuance of common stocks	100,000	-
Net cash provided by financing activities	443,254	248,206

Effect of exchange rate change on cash	(63)	406

Net increase in cash	18,106	(11,446)

Cash beginning of period	54,150	62,643
Cash end of period	$72,256	$51,197

Interest paid	$-	$-

Taxes paid	$800	$800

Non-cash transactions
Shares issued for equity investment	$-	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2023, the Company recorded a net loss of $406,325, used cash to fund operating activities of $425,085, and at December 31, 2023, had a shareholders’ deficit of $4,778,268. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2023 were primarily met by loans and advances from the current majority shareholder. As of December 31, 2023, we had a cash balance of $72,256. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

Below is a table with foreign exchange rates used for translation:

	December 31,
Average Quarterly (average rate)	2023

Chinese Renminbi (RMB)	RMB	7.2000
United States dollar ($)		$1.00

	December 31,
Quarter Ended (Closing rate)	2023

Chinese Renminbi (RMB)	RMB	7.0786
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2023 and June 30, 2023, the Company’s bank account in the United States had $21,864 and $4,087, respectively, within FDIC insurance of $250,000.

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

The Company sells health related products through wholesale and retailers. Substantially all of the Company’s revenue is derived from product sales. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers within 30 to 60 days of the invoice date, and the contracts do not have significant financing components nor variable consideration. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience; complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

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

Accounts Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of December 31, 2023 accounts receivable amounted to $23,400.

The Company has not established a reserve for uncollectible amounts on the newly launched products since our historical data on bad debts in the aging categories of the new products could not support such estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2023 and 2022, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2023 and June 30, 2023, inventories amounted to $133,751 and $108,351, respectively. The increase in inventories is because of the recent large-scale production of the new products.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the six months ended December 31, 2023 and 2022.

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

Stock-based Compensations

The Company offers restricted stock-based compensations to the employees and contractors. All stock-based compensations are measured based on their values and expensed over the period during which an employee or a contractor is required to provide service in exchange for the compensations.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended December 31, 2023 and 2022, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2023, and June 30, 2023.

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

NOTE 3 – DEPOSITS

As of December 31, 2023 and June 30, 2023, deposits amounted to $10,011 and $11,836 respectively.

NOTE 4 – INVENTORY

As of December 31, 2023 and June 30, 2023, inventory consisted of the following:

	December 31,	June 30,
	2023	2023
Raw materials	$87,925	$62,348
Finished goods	45,826	46,003
Total Inventory	$133,751	$108,351

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2023, the Company's current majority shareholder advanced $342,831 to the Company as working capital and the Company repaid $131,680 to the shareholder. As of December 31, 2023 and June 30, 2023, the Company owed its current majority shareholder $636,293 and $425,142, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 and $5,206 for the six months ended December 31, 2023 and 2022 and was recorded as paid in capital, respectively.

NOTE 6 – SHORT TERM LOAN

As of December 31, 2023 and June 30, 2023, short term loan amounted to $690,000 and $705,216 from unrelated third parties, respectively.

NOTE 7 – LONG TERM LOAN

As of December 31, 2023 and June 30, 2023, long term loans both amounted to $1,123,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expenses incurred for the six months ended December 31, 2023 and 2022 amounted to $114,048 and $109,897, respectively.

As of December 31, 2023, long term loan consisted of the following:

	Principal	Interest	Balance

Received long term loan on April 27, 2021	$200,000	$107,178	$307,178
Received long term loan on June 3, 2021	290,000	149,529	439,529
Received long term loan on June 4, 2021	50,000	25,780	75,780
Received long term loan on June 23, 2021	30,000	15,140	45,140
Received long term loan on July 12, 2021	10,000	4,942	14,942
Received long term loan on September 1, 2021	60,000	27,978	87,978
Received long term loan on September 22, 2021	50,000	22,740	72,740
Received long term loan on September 27, 2021	50,000	22,603	72,603
Received long term loan on September 30, 2021	10,000	4,504	14,504
Received long term loan on October 29, 2021	12,138	5,274	17,412
Received long term loan on November 9, 2021	50,000	21,425	71,425
Received long term loan on November 16, 2021	140,000	59,452	199,452
Received long term loan on November 18, 2021	50,000	21,178	71,178
Received long term loan on November 29, 2021	20,000	8,351	28,351
Received long term loan on November 30, 2021	10,000	4,170	14,170
Received long term loan on October 13, 2022	21,000	5,109	26,109
Received long term loan on March 10, 2023	10,000	1,622	11,622
Received long term loan on March 14, 2023	10,000	1,600	11,600
Received long term loan on March 16, 2023	10,000	1,589	11,589
Received long term loan on April 17, 2023	30,000	4,241	34,241
Received long term loan on May 9, 2023	10,000	1,293	11,293
Total	$1,123,138	$515,698	$1,638,836

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

On April 17, 2023, the Company signed a loan agreement of $30,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. A total principal and interest of $18,000 are due in three years. The unrelated party would receive 6,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The 6,000,000 shares were issued on October 30, 2023.

On May 9, 2023, the Company signed a loan agreement of $10,000 with a three-year term from an unrelated party. The loan has an annual interest rate of 20%. A total principal and interest of $6,000 are due in three years. The unrelated party would receive 1,000,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The 1,000,000 shares were issued on October 30, 2023.

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

There were no preferred shares outstanding as of December 31, 2023 and June 30, 2023.

NOTE 9 – SHAREHOLDERS’ DEFICIT

At December 31, 2023 and June 30, 2023, the Company had 21,120,507,015 and 21,090,218,148 shares issued and outstanding, respectively.

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

2) Shares issued for stock compensation

On October 30, 2023, the Company issued an aggregate of 6,488,867 shares of common stock to three unrelated parties as compensation for services. The issuance of these shares is recorded at a fair market value of $0.004 per share. These shares were issued at a fair market value of $25,955.

3) Shares issued for short term loan as original issue discount

None

4) Shares issued for loan as collateral

On October 30, 2023, the Company issued 7,000,000 shares to three unrelated parties as collateral for three loans of $40,000 in total. The loans have an annual interest rate of 20%. The principal and interest are due in three years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loans will be forgiven. The Company received the proceeds in April 17, 2023 and May 9, 2023.

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

From 07/01/2023 to
12/31/2023
(Unaudited)
Sales	$-
Gross profit	-
Net loss	(188,955)
51% share	(96,367)

The following table provides the summary of equity investment in Purecell.

As of December
31, 2023
(Unaudited)
Total assets	$3,191,334
Net assets	2,127,410
51% ownership	1,084,979
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 11 – BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the six months ended December 31, 2023 and 2022, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	December 31,
	2023	2022
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Total weighted average common shares outstanding – basic and diluted	21,111,461,611	21,090,218,148

Antidilutive securities not included:
Stock options	-	-
Stock options arising from convertible note payable and accrued interest	-	-
Restricted stock grants	17,040,231,179	17,009,942,312
Convertible preferred stock	-	-
Total	17,040,231,179	17,009,942,312

NOTE 12 – INCOME TAXES

As of December 31, 2023, the Company had federal and California income tax net operating loss carryforwards of approximately $6.5 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – LEASE

The Company has entered into a operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The Company is under a month-to-month base lease after December 1, 2023, and the current monthly rent including monthly management fee is $4,655.64.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the six months ended December 31, 2023, the Company recognized approximately $43,169 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six months ended December 31, 2023

Cash paid for operating lease liabilities	$33,862
Weighted-average remaining lease term	0.4167
Weighted-average discount rate	5%
Minimum future lease payments	$8,820

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2024	$8,820
2025	-
2026	-
2027	-
Total minimum payments	8,820
Less: imputed interest	(109)
Total lease liability	8,711
Less: short-term lease liability	(8,711)
Long-term lease liability	$-

NOTE 14 – CONCENTRATION

Major vendors

For the six month ended December 31, 2023, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at December 21, 2023.

NOTE 15 – SUBSEQUENT EVENTS

None

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

Results of Operations

Results of Operations for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Sales amounted to $91,179 and $38,230 for the three months ended December 31, 2023 and 2022, respectively. Sales amounted to $104,987 and $90,168 for the six months ended December 31, 2023 and 2022, respectively. The increase was mainly due to increased sales of new products.

Cost of goods sold amounted to $8,525 and $9,998 for the three months ended December 31, 2023 and 2022, respectively. Cost of goods sold amounted to $8,702 and $35,498 for the six months ended December 31, 2023 and 2022, respectively.

Gross profit amounted to $82,654 and $30,232 for the three months ended December 31, 2023 and 2022, respectively. Gross profit amounted to $96,285 and $54,670 for the six months ended December 31, 2023 and 2022, respectively.

Operating expenses incurred for the three months ended December 31, 2023 and 2022 were $236,521 and $125,339, respectively. Operating expenses incurred for the six months ended December 31, 2023 and 2022 were $325,090 and $277,998, respectively. The increase was mainly due to increased professional expenses, stock compensation, OID, and interest expenses.

Net loss for the three months ended December 31, 2023 and 2022 was $249,346 and $128,121, respectively. Net loss for the six months ended December 31, 2023 and 2022 was $406,325 and $320,875, respectively. The decrease in net loss was mainly due to increase in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2023, the Company recorded a net loss of $406,325, used cash to fund operating activities of $425,072 and at December 31, 2023, had a shareholders’ deficit of $4,778,282. For the six months ended December 31, 2022 the Company recorded a net loss of $320,875, used cash to fund operating activities of $215,638 and at December 31, 2022, had a shareholders’ deficit of $4,160,544. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the six months ended December 31, 2023 were primarily met by loans and advances from current majority shareholder. As of December 31, 2023, we had a cash balance of $72,256. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the six months ended December 31, 2023 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Liquidity and Capital Resources for the six months ended December 31, 2023 compared to the six months ended December 31, 2022

	For the Six Months Ended
	December 31
Summary of Cash Flows:	2023	2022
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(425,072)	$(215,638)
Net cash used in investing activities	-	(44,420)
Net cash provided by financing activities	443,254	248,206
Effect of exchange rate change on cash	(76)	406
Net increase (decrease) in cash	18,106	(11,446)
Cash beginning of period	54,150	62,643
Cash end of period	$72,256	$51,197

Operating Activities

Net cash used in operating activities was $425,072 for the six months ended December 31, 2023, an increase of $209,434 compared to cash used in operating activities of $215,638 for the six months ended December 31, 2022. The increase in net cash used in operating activities was mainly due to a increase in net loss, accounts receivable, inventory, and decrease in accounts payable, other payable for the six months ended December 31, 2023 compared to the same period in 2022.

Investing Activities

No investing activities were for the six months ended December 31, 2023, compared to the $44,420 of the net cash used the same period in 2022.

Financing Activities

Net cash provided by financing activities was $443,254 for the six months ended December 31, 2023, compared to $248,206 for the six months ended December 31, 2022. The increase in net cash provided by financing activities for the six months ended December 31, 2023 was primarily attributable to an increase in the amounts of advances from related party and issuance of common stocks, offset by decreasing amounts from short term loan and long term loan.

Financial Position

As of December 31, 2023, we had $72,256 in cash, negative working capital of $2,975,664 and an accumulated deficit of $4,778,282. As of June 30, 2023, we had $54,150 in cash, negative working capital of $2,912,470 and an accumulated deficit of $4,525,836.

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

Functional and Presentation Currency

The Company’s functional currency, as determined by management, is the United States(“US”) dollar. These consolidated financial statements are presented in U.S. dollars. Assets and liabilities denominated in currencies other than the functional currency are initially measured in the functional currencies at the transaction date exchange rate. Monetary assets are re-measured at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are translated at the transaction date exchange rate. Foreign currency gains and losses resulting from the transaction are reflected in net comprehensive income (loss) for the period.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2023 and 2022, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2023 and June 30, 2022, inventories amounted to $133,751 and $108,351, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2023 and June 30, 20232.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules

31.1	Certification of President and Secretary. Filed herewith.
31.2	Certification of Chief Financial Officer. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of President and Secretary. Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer. Filed herewith.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 23, 2024	AMERICA GREAT HEALTH

	By:	/s/ Quinn Chen
Quinn Chen
Chief Financial Officer