Form 10-Q
period 2024-03-31
America Great Health
filed 2024-06-03
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 31, 2024 was 21,188,988,326.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2024	2023
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$51,739	$54,150
Account receivable	69,800	-
Inventory	133,139	108,351
Prepaids and other assets	11,595	16,964
TOTAL CURRENT ASSETS	266,273	179,465

Right-of-use asset	3,506	41,918
Due from related parties	7,000	8,218
Other asset	10,011	11,836
Property and equipment, net	46,600	57,692

TOTAL ASSETS	$333,390	$299,129

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,447,793	$1,450,574
Income tax payable	4,268	3,970
Short term loan	714,359	705,216
Other payable	237,913	241,784
Due to related party	631,928	425,142
Deferred income	214,600	223,331
Lease liability – current	3,506	41,918
TOTAL CURRENT LIABILITIES	3,254,367	3,091,935

Accrued liability	829,669	609,892
Long term loan	1,123,138	1,123,138

TOTAL LIABILITIES	5,207,174	4,824,965

Commitments and Contingencies (Refer to footnotes)	-	-

SHAREHOLDERS' DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,188,988,326 and 21,090,218,148 shares issued and outstanding	-	-
Additional paid-in capital	5,019,059	4,732,477
Accumulated other comprehensive income	(197)	(500)
Accumulated deficit	(9,814,337)	(9,183,110)

TOTAL AMERICA GREAT HEALTH SHAREHOLDERS' DEFICIT	(4,795,475)	(4,451,133)
Non-controlling interest	(78,309)	(74,703)

TOTAL SHAREHOLDERS' DEFICIT	(4,873,784)	(4,525,836)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$333,390	$299,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Sales	$94,032	$39,452	$199,019	$129,620

Cost of goods sold	11,921	190	20,623	35,688

Gross profit	82,111	39,262	178,396	93,932

Selling, general and administrative expenses
Selling expense	3,998	471	672	5,877
General and administrative expense	212,375	150,525	540,791	423,117
	216,373	150,996	541,463	428,994

Loss from operations	(134,262)	(111,734)	(363,067)	(335,062)

Other income (expenses)
Interest expense	(94,267)	(101,919)	(271,802)	(234,459)
Other income	22	6	36	34,999
	(94,245)	(101,913)	(271,766)	(199,460)

Loss before income taxes	(228,507)	(213,647)	(634,833)	(534,522)

Income tax provision	-	-	-	-

NET LOSS	$(228,507)	$(213,647)	$(634,833)	$(534,522)

Less: net loss attributable to non-controlling interest	(1,957)	(918)	(3,606)	(14,888)

NET LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(226,550)	$(212,729)	$(631,227)	$(519,634)

Foreign currency transaction	366	59	(197)	464
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICA GREAT HEALTH	$(226,184)	$(212,670)	$(631,424)	$(519,170)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,173,184,947	21,090,938,148	21,173,184,947	21,090,938,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the nine months ended March 31, 2024 and 2023

(Unaudited)

					Additional		Non-	Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Deficit

Balance, June 30, 2022 (Audited)	-	$-	21,090,218,148	$-	$4,619,991	$(8,421,849)	$(58,783)	$160	$(3,860,481)

Imputed Interest					5,206				5,206
Issuance of Common Stocks	-	-	3,600,000	-	32,400	-	-	-	32,400
Gain/loss on exchange rate								465	465
Net loss						(519,634)	(14,888)	-	(534,522)

Balance, March 31, 2023 (Unaudited)	-	$-	21,093,818,148	$-	$4,657,597	$(8,941,483)	(73,671)	$625	$(4,356,932)

Balance, June 30, 2023 (Audited)	-	$-	21,107,018,148	$-	$4,732,477	$(9,183,110)	(74,703)	$(499)	$(4,525,836)

Issuance of Common Stock for debt			69,600,000		28,000				28,000
Issuance of Common Stock for compensation			12,370,178		44,601				44,601
Issuance of Common Stock					115,000				115,000
Original issue discount on stock					98,981				98,981
Gain/loss on exchange rate	-	-	-	-	-	-	-	302	302
Net loss	-	-	-	-	-	(631,227)	(3,606)	-	(634,833)

Balance, March 31, 2024 (Unaudited)	-	$-	21,188,988,326	$-	$5,019,059	$(9,814,337)	(78,309)	$(197)	$(4,873,784)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(634,833)	$(534,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,092	6,649
Original issue discount	126,981	17,200
Stock compensation	44,601	-
Imputed interest	-	5,206
Changes in operating Assets and Liabilities:
Accounts receivable	(69,800)	(308)
Supplier advances	5,369	-
Other long-term asset	1,825	2,000
Inventory	(24,788)	2,300
Accounts payable	(2,781)	(15,197)
Customer advances	(8,731)	26,019
Accrued interest for short term loan	62,201	23,337
Accrued interest for long term loan	170,050	170,528
Other liabilities	1,219	(4,363)
Other payable	(3,572)	(118,396)
Income tax payable	-	1,624

Net cash used in operating activities	(321,167)	(417,923)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(44,420)

Net cash provided by investing activities	-	(44,420)

Cash Flows from Financing Activities
Proceeds of short term loan	25,000	125,000
Repayment to short term loan	(23,966)	(65,660)
Interest payment to short term loan	(4,366)	(23,337)
Proceeds of long term loan	-	601,000
Repayment to long term loan	-	(100,000)
Advances from related party	383,089	194,020
Repayment to related party	(176,303)	(291,420)
Proceeds from issuance of common stocks	115,000	15,200
Net cash provided by financing activities	318,454	454,803

Effect of exchange rate change on cash	302	465

Net increase in cash	(2,411)	(7,075)

Cash beginning of period	54,150	62,643
Cash end of period	$51,739	$55,568

Interest paid	$4,366	$23,337

Taxes paid	$800	$800

Non-cash transactions
Shares issued for debt	$28,000	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2024, the Company recorded a net loss of $634,833, used cash to fund operating activities of $321,167, and on March 31, 2024, had a shareholders’ deficit of $4,873,784. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the nine months ended March 31, 2024 were primarily met by loans, issuance of common stocks, and advances from the current majority shareholder. As of March 31, 2024, we had a cash balance of $51,739. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from the current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

Below is a table with foreign exchange rates used for translation:

	March 31,
Average Quarterly (average rate)	2024

Chinese Renminbi (RMB)	RMB	7.1596
United States dollar ($)		$1.00

	March 31,
Quarter Ended (Closing rate)	2024

Chinese Renminbi (RMB)	RMB	7.2212
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2024 and June 30, 2023, the Company’s bank account in the United States had $1,268 and $4,131, respectively, within FDIC insurance of $250,000.

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

Accounts Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of March 31, 2024 accounts receivable amounted to $69,800.

The Company has not established a reserve for uncollectible amounts on the newly launched products since our historical data on bad debts in the aging categories of the new products could not support such estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2024 and 2023, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2024 and June 30, 2023, inventories amounted to $133,139 and $108,351, respectively. The increase in inventories is because of the recent large-scale production of the new products.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity investment in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded no other-than-temporary impairment charges related to its equity method investments during the nine months ended March 31, 2024 and 2023.

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

Stock-based Compensations

The Company offers restricted stock-based compensations to the employees and contractors. All stock-based compensations are measured based on their values and are expensed over the period during which an employee or a contractor is required to provide service in exchange for the compensations.

Loss per Share

Basic earnings (loss) per share are computed by dividing the income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2024 and 2023, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expenses are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2024, and June 30, 2023.

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

Recent Accounting Pronouncements

In July 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718). As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – DEPOSITS

As of March 31, 2024 and June 30, 2023, deposits amounted to $10,011 and $11,836 respectively.

NOTE 4 – INVENTORY

As of March 31, 2024 and June 30, 2023, inventory consisted of the following:

	March 31,	June 30,
	2024	2023
Raw materials	$82,116	$62,348
Finished goods	51,023	46,003
Total Inventory	$133,139	$108,351

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned.

	March 31,	June 30,
	2024	2023
Equipment	$73,943	$74,943
(Less): Accumulated depreciation	27,343	16,251
Property, plant and equipment, net	$46,600	$57,692

Depreciation expenses for the nine-month ended March 31, 2024 and 2023 were $11,092 and $6,649, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2024, the Company's current majority shareholder advanced $383,089 to the Company as working capital and the Company repaid $176,303 to the shareholder. As of March 31, 2024 and June 30, 2023, the Company owed its current majority shareholder $631,928 and $425,142, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 and $5,206 for the nine months ended March 31, 2024 and 2023 and was recorded as paid in capital, respectively.

NOTE 7 – SHORT TERM LOAN

As of March 31, 2024 and June 30, 2023, short term loan amounted to $714,359 and $705,216 from unrelated third parties, respectively, and term loan consisted of the following:

	Maturity Date	March 31, 2024	June 30, 2023	Annual percentage rate

Received short term loan on January 13, 2023	1/13/2024	$150,000	$150,000	20%
Received short term loan on January 19, 2023	1/18/2024	300,000	300,000	12%
Received short term loan on February 6, 2023	6/27/2024	24,359	15,216	316.33%
Received short term loan on February 25, 2023	6/24/2023	100,000	100,000	24%
Received short term loan on March 1, 2023	8/31/2023	10,000	10,000	20%
Received short term loan on March 1, 2023	8/31/2023	50,000	50,000	20%
Received short term loan on March 1, 2023	9/30/2023	30,000	30,000	10%
Received short term loan on March 1, 2023	9/30/2023	50,000	50,000	10%
Total		$714,359	$705,216

NOTE 8 – LONG TERM LOAN

As of March 31, 2024 and June 30, 2023, long term loans both amounted to $1,123,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expenses incurred for the nine months ended March 31, 2024 and 2023 amounted to $170,051 and $170,528, respectively.

As of March 31, 2024, long term loan consisted of the following:

	Principal	Interest	Balance

Received long term loan on April 27, 2021	$200,000	$117,151	$317,151
Received long term loan on June 3, 2021	290,000	163,989	453,989
Received long term loan on June 4, 2021	50,000	28,274	78,274
Received long term loan on June 23, 2021	30,000	16,635	46,635
Received long term loan on July 12, 2021	10,000	5,441	15,441
Received long term loan on September 1, 2021	60,000	30,970	90,970
Received long term loan on September 22, 2021	50,000	25,233	75,233
Received long term loan on September 27, 2021	50,000	25,096	75,096
Received long term loan on September 30, 2021	10,000	5,003	15,003
Received long term loan on October 29, 2021	12,138	5,879	18,017
Received long term loan on November 9, 2021	50,000	23,918	73,918
Received long term loan on November 16, 2021	140,000	66,433	206,433
Received long term loan on November 18, 2021	50,000	23,671	73,671
Received long term loan on November 29, 2021	20,000	9,348	29,348
Received long term loan on November 30, 2021	10,000	4,668	14,668
Received long term loan on October 13, 2022	21,000	6,156	27,156
Received long term loan on March 10, 2023	10,000	2,121	12,121
Received long term loan on March 14, 2023	10,000	2,098	12,098
Received long term loan on March 16, 2023	10,000	2,088	12,088
Received long term loan on April 17, 2023	30,000	5,737	35,737
Received long term loan on May 9, 2023	10,000	1,792	11,792
Total	$1,123,138	$571,701	$1,694,839

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long term loan future maturities are as follows:

Year Ending June 30	Principal Balance	Scheduled Principal Payments	Schedule Interest Payments	Weighted Average Interest Rate
2024	1,123,138	-	$224,628	20%
2025	1,123,138	-	224,628	20%
2026	803,138	640,000	112,616	14%
2027	572,069	462,138	68,935	12%
2028	561,569	21,000	3,057	1%
Thereafter	-	-	-	-

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

On May 31, 2021, the Company agreed to give 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The Company received the proceed $20,000 on June 3, 2021 and $30,000 on June 23, 2021 and issued 200,000 shares on June 18, 2021 and 240,000 shares on October 28, 2021 with 60,000 shares unissued.

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

On October 28, 2021, the Company issued 80,000 shares to an unrelated party as collateral for loans of $10,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The Company received the proceeds on July 12, 2021.

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

On November 22, 2021, the Company issued 500,000 shares to an unrelated party as collateral for loans of $50,000. The loan has an annual interest rate of 20%. The principal and interest are due in five years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The Company received the proceed on September 27, 2021.

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

On November 22, 2021, the Company issued 161,840 shares to an unrelated party as collateral for loans of $12,138. The loan has an annual interest rate of 20%. The principal and interest are due in one year. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The Company received the proceeds on October 29, 2021.

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

On September 9, 2022, the Company signed a loan agreement of $100,000 with a five-year term from an unrelated party for a freeze-dryer. The loan has an annual interest rate of 16% with payments of $3,000 at the end of every month starting the fourth month after the Company received the proceed and the final payment of $12,000 on September 9, 2027. The Company received the proceed on September 9, 2022. This loan was returned and $4,953 of accrued interest was paid on January 13, 2023.

On October 13, 2022, the Company signed a loan agreement of $21,000 with Lian Chen who is an unrelated party. The loan has an annual interest rate of 20%. Total principal and interest of $42,000 are due in five years. The unrelated party would receive 2,625,000 shares from a shareholder designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of the loan will be forgiven. The Company received a $21,000 loan on October 13, 2022. On October 21, 2022, the Company's current majority shareholder Mike Q. Wang transferred 2,625,000 shares to Lian Chen. If after five years, Lian Chen chooses to use stocks to offset the loan, then the Company will issue 2,625,000 shares of common stock to Mike Wang.

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

NOTE 9 – CONVERTIBLE, REDEEMABLE PREFERRED STOCK

During the year ended June 30, 2016, the Company’s Board of Directors authorized the creation of a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred Stock (the “Series A”). The Series A is entitled to a dividend of 4%, when and as declared, and is entitled to a liquidation preference of $1 per share plus unpaid dividends. The Series A is redeemable at the option of the Company at any time, in whole or in part, at a price of $1.00 per share, plus 4% per annum thereupon from the date of issuance (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Series A shall be entitled to a preferential amount equal to the Stated Value, prior to the holders of common stock receiving any distribution. Each share of Series A is automatically converted on the Conversion Date into a number of shares of common stock of the Company at the initial conversion rate (the “Conversion Rate”), which shall be the Stated Value as of the date of conversion divided by the Market Price. The Market Price for the purposes of this Section 5 shall be equal to the average closing sales price of the Common Stock over the 5 previous trading days.

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

There were no preferred shares outstanding as of March 31, 2024 and June 30, 2023.

NOTE 10 – STOCK BASED COMPENSATION

The Company sometimes issues common stock to employees, contractors and consultants for services rendered.

The Company accounts for stock-based payments to employees, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense.

The Company recognizes the fair value of stock-based compensation awards in payroll if it’s for employees, and operating costs if it’s for contractors and consultants, as appropriate, in the Company’s consolidated statements of operations..

NOTE 11 – SHAREHOLDERS’ DEFICIT

On March 31, 2024 and June 30, 2023, the Company had 21,188,988,326 and 21,090,218,148 shares issued and outstanding, respectively.

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

On January 2 and January 16, 2024, the Company issued 1,500,000 shares of common stock to two US individuals at $0.01 per share.

2) Shares issued for stock compensation

On October 30, 2023, the Company issued an aggregate of 6,488,867 shares of common stock to three unrelated parties as compensation for services. The issuance of these shares is recorded at a fair market value of $0.004 per share. These shares were issued at a fair market value of $25,955.

On January 22, 2024, the Company issued 4,881,311 shares of common stock to an unrelated party as compensation for services. The issuance of these shares is recorded at a fair market value of $0.02 per share. These shares were issued at a fair market value of $18,645.

3) Shares issued for short term loan as original issue discount

On January 22, 2024, the Company issued 1,000,000 shares of restricted common stock free to an unrelated party to extend a short term (six month) of $80,000 dated March 1, 2023. The issuance of these shares is recorded at a fair market value of $0.02 per share.

4) Shares issued for loan as collateral

On October 30, 2023, the Company issued 7,000,000 shares to three unrelated parties as collateral for three loans of $40,000 in total. The loans have an annual interest rate of 20%. The principal and interest are due in three years. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can be normally traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days. The remaining principal and interest of loans will be forgiven. The Company received the proceeds on April 17, 2023 and May 9, 2023.

The shares issued for loan as collateral are non-cash transactions, therefore the Company records the transactions as Non-Cash Transaction items in the Cash Flow Statement.

5) Shares issued in exchange for payable balance

None

NOTE 12 – EQUITY INVESTMENT

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Because the company does not have significant control over Purecell, so this is an equity investment. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day-to-day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd (“Purecell”) in exchange of 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to the introducer of the Purecell’s project as compensation for services, at fair market value of $0.00001 per share.

On May 11, 2021, Aussie Produce PTY LTD (“AP”) signed an agreement with Purecell to invest $2,340,000 in exchange of 6% of total outstanding shares of Purecell and 35,000,000 shares of the Company owned by Purecell. Purecell will issue 6% shares to AP in exchange for the $2,340,000 investment. In addition, Purecell will issue 68,372 shares to AP and issue 71,163 shares to the Company. The Company will also issue an additional 31,212,000 shares to Purecell. Purecell will use the proceeds to acquire VERITA PHARMA, which is a medicine factory. In order to complete the change of 35,000,000 shares of the Company held by Purecell to AP within the agreed time limit, and to meet the conditions that AP investment funds are in place, the Company and Purecell agreed through consultation that in order to gain time, the Company will issue an additional 35,000,000 shares for AP. On May 26, 2021, the Company issued 35,000,000 shares to the shareholder of AP, at fair market value of $0.00001 per share.

The following table summarizes the income statement of Purecell.

From 07/01/2023 to
3/31/2024
(Unaudited)
Sales	$-
Gross profit	-
Net loss	(234,551)
51% share	(119,621)

The following table provides the summary of equity investment in Purecell.

As of March
31, 2024
(Unaudited)
Total assets	$3,148,750
Net assets	2,018,815
51% ownership	1,539,596
Beginning balance of investment	5,450
Loss on equity investment	(5,450)
Ending balance of investment	-

NOTE 13 – BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the nine months ended March 31, 2024 and 2023, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	March 31,
	2024	2023
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Total weighted average common shares outstanding – basic and diluted	21,173,184,947	21,092,868,697

Antidilutive securities not included:
Stock options	-	-
Stock options arising from convertible note payable and accrued interest	-	-
Restricted stock grants	18,127,152,400	17,009,942,312
Convertible preferred stock	-	-
Total	18,127,152,400	17,009,942,312

NOTE 14 – INCOME TAXES

As of March 31, 2024, the Company had federal and California income tax net operating loss carryforwards of approximately $6.5 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended March 31, 2024 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 15 – LEASE

The Company has entered into a operating leases agreement with GKT, Alhambra, LP. The lease term of the office space is from December 1, 2020 to November 30, 2023. The Company is under a month-to-month base lease after December 1, 2023, and the current monthly rent including monthly management fee is $4,939.17.

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

Operating lease right-of-use assets and liabilities commencing after December 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended March 31, 2024, the Company recognized approximately $63,855 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine months ended March 31, 2024

Cash paid for operating lease liabilities	$50,793
Weighted-average remaining lease term	0.1700
Weighted-average discount rate	5%
Minimum future lease payments	$3,528

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2024	$3,528
2025	-
2026	-
2027	-
Total minimum payments	3,528
Less: imputed interest	(22)
Total lease liability	3,506
Less: short-term lease liability	(3,506)
Long-term lease liability	$-

NOTE 16 – CONCENTRATION

Major vendors

For the nine-month ended March 31, 2024, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at March 31, 2024.

NOTE 17 – SUBSEQUENT EVENTS

The Company has received a stock certificate of 52.1m shares for an equity investment cooperation agreement dated back to 8/15/2022 released form 8-k. The Company is waiting for Top Professional to transfer its 51% to AGH to exchange for the certificate.

On 5/6/2024, the Company extended a 2-year lease agreement for one of its office and lab use in Irwindale. The lease started on 6/1/2024 and will end on 5/1/2026. The lease calls for $1940.40 monthly base rent from 6/1/2024 to 5/31/2025 and $2,010.96 monthly base rent from 6/1/2025 to 5/31/2026.

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

Results of Operations

Results of Operations for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Sales amounted to $94,032 and $39,452 for the three months ended March 31, 2024 and 2023, respectively. Sales amounted to $199,019 and $129,620 for the nine months ended March 31, 2024 and 2023, respectively. The increase was mainly due to increased sales of new products starting from November 2023.

Cost of goods sold amounted to $11,921 and $190 for the three months ended March 31, 2024 and 2023, respectively. Cost of goods sold amounted to $20,623 and $35,688 for the nine months ended March 31, 2024 and 2023, respectively. The main reason for the decrease is that about 50% of the sales in the same period last year were the OEM and stem cell injection business of NMN products with higher costs. This period is basically the sales of the Company’s new protein peptide products with lower costs.

Gross profit amounted to $82,111 and $39,262 for the three months ended March 31, 2024 and 2023, respectively. Gross profit amounted to $178,396 and $93,932 for the nine months ended March 31, 2024 and 2023, respectively.

Operating expenses incurred for the three months ended March 31, 2024 and 2023 were $216,373 and $150,996, respectively. Operating expenses incurred for the nine months ended March 31, 2024 and 2023 were $541,463 and $428,994, respectively. The increase was mainly due to increased stock compensation, OID, and interest expenses.

Net loss for the three months ended March 31, 2024 and 2023 was $228,507 and $213,647, respectively. Net loss for the nine months ended March 31, 2024 and 2023 was $634,833 and $534,522, respectively. The decrease in net loss was mainly due to increase in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2024, the Company recorded a comprehensive loss of $634,833, used cash to fund operating activities of $321,167 and at March 31, 2024, had a shareholders’ deficit of $4,873,784. For the nine months ended March 31, 2023 the Company recorded a net loss of $534,522, used cash to fund operating activities of $417,923 and at March 31, 2023, had a shareholders’ deficit of $4,356,932. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the nine months ended March 31, 2024 were primarily met by loans and advances from current majority shareholder. As of March 31, 2024, we had a cash balance of $51,739. Our new majority shareholders will need to provide all of our working capitals going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the nine months ended March 31, 2024 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Liquidity and Capital Resources for the nine months ended March 31, 2024 compared to the nine months ended March 31, 20232

	For the Nine Months Ended
	March 31
Summary of Cash Flows:	2024	2023
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(321,167)	$(417,923)
Net cash used in investing activities	-	(44,420)
Net cash provided by financing activities	318,454	454,803
Effect of exchange rate change on cash	302	465
Net increase (decrease) in cash	(2,411)	(7,075)
Cash beginning of period	54,150	62,643
Cash end of period	$51,739	$55,568

Operating Activities

Net cash used in operating activities was $321,167 the nine months ended March 31, 2024, a decrease of $96,756 compared to cash used in operating activities of $417,923 for the nine months ended March 31, 2023. The decrease in net cash used in operating activities was mainly due to decreases in accounts receivable, inventory, and increase in net loss, stock compensation, OID, other payable for the nine months ended March 31, 2024 compared to the same period in 2023.

Investing Activities

No investing activities were for the nine months ended March 31, 2024, compared to the $44,420 of the net cash used the same period in 2023.

Financing Activities

Net cash provided by financing activities was $318,454 for the nine months ended March 31, 2024, compared to $454,803 for the nine months ended March 31, 2023. The decrease in net cash provided by financing activities for the nine months ended March 31, 2024 was primarily attributable to a decrease in the amounts of short term and long term loan, and repayment to related party, offset by increasing amounts of advance from related party and issuance of common stocks.

Financial Position

As of March 31, 2024, we had $51,739 in cash, negative working capital of $2,988,094 and an accumulated deficit of $4,873,784. As of June 30, 2023, we had $54,150 in cash, negative working capital of $2,912,470 and an accumulated deficit of $4,525,836.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2024 and 2023, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2024 and June 30, 2022, inventories amounted to $133,139 and $108,351, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expenses are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2024 and June 30, 20232.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

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

Dated: June 3, 2024	AMERICA GREAT HEALTH

	By:	/s/ Quinn Chen
Quinn Chen
Chief Financial Officer