Form 10-K
period 2024-06-30
America Great Health
filed 2025-02-25
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 000-27873

America Great Health

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1609 W Valley Blvd, Unit 338A, Alhambra, CA	91803
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of September 30, 2024 was 21,188,988,326.

FORM 10-K

For the Year Ended June 30, 2024

In this annual report the words “we,” “us,” “our,” and the “Company” refer to America Great Health and subsidiaries.

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

The Company under the new management has focused its business in the health industry. With the asset acquisition from Wang’s Property Investment & Management LLC, the Company attempted diversify its business into property investment and management. By the early May 2022, the acquisition had been ceased by both sides.

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

Employees and Outside Services

The company has five (5) full-time employees as of report date. Remaining administrative (non-policy making) officers and consultants and technical personnel such as marketing specialists are being compensated as independent contractors. We pay these persons on a contract basis as required.

ITEM 1A. RISK FACTORS

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

ITEM 1C. CYBERSECURITY

As a publicly traded company, the Company recognized the critical importance of effective cybersecurity risk management to safeguard our operations, protect sensitive information and ensure the trust of the Company’s customers and stakeholders.

Risk Management & Strategy

The Company is in the process of maintaining a robust cybersecurity risk management program designed to assess, identify and manage material risks from cybersecurity threats, which encompasses these areas: risk assessment, incident detection and response, third-party risk, governance, board of directors’ oversight, and management’s role in managing cybersecurity risk.

ITEM 2. PROPERTIES

The Company currently is leasing an office building property in Los Angeles County California. The Company has a month-to-month leases agreement with GKT, Alhambra, LP after the previous lease term of the office space expired on November 30, 2023. The current monthly rent including monthly management fee is $4,939.17.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2024 to May 31, 2026, after the prior lease expired on May 31, 2024. The current monthly rent including monthly management fee is $1,940.40.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”. There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2024. The last sale price of our common stock on June 30, 2024, was 0.0028 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2024 and 2023, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low
2024	First Quarter	$0.0079	$0.0002
	Second Quarter	$0.0210	$0.0024
	Third Quarter	$0.0210	$0.0011
	Fourth Quarter	$0.0040	$0.0001

2023	First Quarter	$0.1850	$0.0300
	Second Quarter	$0.2299	$0.1010
	Third Quarter	$0.1649	$0.0010
	Fourth Quarter	$0.0800	$0.0002

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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of June 30, 2024, there were approximately 871 shareholders of record holding 21,188,988,326 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock. The Company current intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2024. This chart also includes individual compensation agreements.

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

Company repurchases of common stock during the year ended June 30, 2024

None

Performance Graphic

This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in year ended June 30, 2024

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

Results of Operations

Results of Operations for the year ended June 30, 2024 compared to the year ended June 30, 2023.

Sales amounted to $294,670 and $204,308   for the years ended June 30, 2024 and 2023, respectively.

Cost of goods sold amounted to $124,920 and $35,720 for the years ended June 30, 2024 and 2023, respectively.

Gross profit amounted to $169,750 and $168,588 for the years ended June 30, 2024 and 2023, respectively.

Operating expenses for the year ended June 30, 2024 and 2023 were $952,450   and $661,232, respectively. The increase was mainly due to increased payroll expenses, travel expenses, advertising, and professional expenses.

Our net loss for the year ended June 30, 2024 and 2023 was $1,226,362 and $777,340, respectively. The increase in net loss was mainly due to the increased cost of goods sold and operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying Consolidated Financial Statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2024 the Company recorded a net loss of $1,226,362, used cash to fund operating activities of $615,627 and at June 30, 2024, had a shareholders’ deficit of $5,311,599. For the year ended June 30, 2023, the Company recorded a net loss of $777,340, used cash to fund operating activities of $389,809, and on June 30, 2023, had a shareholders’ deficit of $4,370,836. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the year ended June 30, 2024 were primarily met by loans and advances from our current majority shareholder. As of June 30, 2024, we had a cash balance of $54,943. Our future majority shareholders will need to provide all of our working capital going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2024 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2024, we had $54,943 in cash, a working capital deficit of $3,367,989 and an accumulated deficit of $10,248,681.

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

Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the year ended June 30, 2024 and 2024, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	June 30
	2024	2023
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Total weighted average common shares outstanding – basic and diluted	21,123,253,567	21,093,402,806

Antidilutive securities not included:
Stock options	-	-
Stock options arising from convertible note payable and accrued interest	-	-
Restricted stock grants	18,127,152,400	17,690,675,472
Convertible preferred stock	-	-
Total	18,127,152,400	17,690,675,472

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2024 and 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2024.

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

Name	Position with the Company	Age	Period

Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer	69	2017 – Present

Rex Chang	Director	73	2018 – Present

Aihua Guo	Director	50	2020 – Present

Peter Britton	Director	72	2020 – Present

Jiaxin Xue	Director	48	2018 – Present

Quinn Chen	Chief Financial Officer	61	2022 – Present

Name	Position with the Company and Principal Occupations

Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer since 2017. Mr. Wang has served as the Chief Financial Officer of our company since 2017. He has been working in the health supplements business for about 20 years. From 2012 to present, he worked as the vice-president of the American Nutrition and Health Association. From 2013 to present, he worked as the president of the Health & Beauty Group Inc. From 2016 to present, he worked as our President, Chief Executive Officer and Chief Financial Officer.

Rex Chang	Director Mr. Rex Chang is an experienced GPA Consultant and an international trade specialist. He started in manufacturing facilities, well-trained in commercial and industrial, import-export, QC/QA, marketing development and government procurement. Mr. Chang served as Chief Executive Officer in U. S. Asia Chamber of Commerce, and Chief Executive Officer- Asian Marketing in U.S. Foods International. He also served as Chief Executive Officer of New Cathay International Development Corp. Mr. Chang is consultant to the Center for International Trade Development and Taiwan Trade Center.

Aihua Guo	Director Ms. Aihua Guo is an entrepreneur and founder of Hong Kong-based Brilliant Health Co., Ltd., which she founded in 2018. She has been the standing editor of Chinese Journals of Tissue Engineering and Aesthetic Plastic Surgery since 2018. She has also been the visiting professor of Galway Institute of Regenerative Medicine in Ireland and CEO of Pure Athesthetic Co., Ltd. of Hong Kong since 2017. From 2016 to 2018, Ms. Guo served as the business director of China Regenerative Medicine International Co., Ltd. She has been the members of British Blood Transfusion Association, Illouz Foundation France and China Plastic Surgery Association since 2015. Ms. Guo obtained her MD of Plastic Surgery in 2012 and PhD of Immunology of Transplantation and Ophthalmology in 2007.

Peter Britton	Director. Mr. Peter Britton is the founder and board chairman of Purecell Group, co-inventor of UCF (Umbilical Cord Factors) global patent, and international expert on translational cellular regenerative medicine. He is the director and chief scientist of Purcell in the development, commercialization and multiple medical applications of Purecell patented anti-aging products and technologies including UCF, Exosome, NAD+, SKQ1 and Liposome. He currently serves as the chief scientist and director of the joint-venture between Purecell and BoaoYiling Life Care Center in China, which leads the world-first officially-approved medical application and commercialization of UCF technology in the field of degenerative joint disease. He is also the founder of Hong Kong-based N Cell, a leading provider of proteomic analysis for Asian market since 2016, and has been the founding member of the Sino-Australian Stem Cell Centre of Excellence with Peking University since 2015. Mr. Peter Britton graduated with a bachelor’s degree from the University of Sydney, and obtained post graduate work at the University of Bern in Switzerland.

Jiaxin Xue	Director. Mr. Jiaxin Xue is graduate of Henan Medical University. He also obtain Doctor degree in Natural Medicine from American Naturopathic University, Master’s degree in Social Medicine and Health Management from Peking Union Medical College, Mr. Xue obtained PhD degree in Social Economics, School of Philosophy and Sociology from Beijing Normal University. He is an experienced specialist involves comprehensive fields such as medical treatment, medicine, health, rehabilitation, and elderly care. From 2007 to 2008, Mr. Xue was the Deputy Director of the Chinese Red Cross Rescue Training Department, Vice President of the Business Development Department of Haihong Pharmaceutical Holdings; in 2009 Mr. Xue founded Mai Dingsheng International Medical Investment Service Agency. From 2014 to the present, Mr. Xue is the Deputy Dean of the International College of Natural Therapy, Executive Vice President of the Zhongguancun Industry Integration and Transformation Promotion Association and Chairman of the International Medical Care Industry Committee, Deputy Director of the Chronic Disease Prevention Fund Management Committee of the China Medical and Health Development Foundation, Chinese Nationality Deputy Director of the Internet + Medical Work Committee of the Health Association, Deputy Director of the Clinical Medicine Center of the Research Institute of the National Health Commission.

Quinn Chen	CFO. Mr. Quinn Chen has more than two decades of practice experience in public and private accounting where he specialized in both private and public company financial audits, oversight over financial reporting, cash management, tax compliance, and mergers and acquisitions. From October 2018 through present date, Mr. Chen was the Chief Financial Officer of NuOrganic Cosmetics. From September 2014 –July 2019, he was a financial controller at Gardiner & Theobald, an independent global consultancy to the construction and property industry. At the same time, he served as the chief tax consultant of real estate investments at 42nd Street Realty, a well- known Times Square Realty Company of New York City, and provided consulting service in asset management and tax planning of trusts and estates to high-profile. Prior to that, Mr. Chen spent about ten years as an auditor and tax accountant with several public accounting firms in the New York City metropolitan area. Mr. Chen holds a Master of Business Administration from Baruch College, Zicklin School of Business.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, On the fiscal year ended June 30, 2024, two new board members, Mr. Peter Britton, Ms. Aihua Guo did not file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and Chief Financial Officer in the years ended June 30, 2024 and 2023 (“Named Executive Officers”):

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mike Q. Wang
President/CEO	2024	$54,000	-	-	-	-	-	-	$54,000

	2023	$43,800	-	-	-	-	-	-	$43,800

Quinn Chen
CFO	2024	$11,077	-	-	-	-	-	-	$11,077

	2023	$8,308	-	-	-	-	-	-	$8,308

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

None of our directors was compensated for their services to the board other than Ms. Aihua Guo was paid $6,199 and $- respectively for the years ended June 30, 2024 and 2023.

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

Board Meetings

The BOD held one meeting during FY 2024.

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

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and power and that person’s address is c/o 1609 W Valley Blvd., Unit 338A, Alhambra, CA 91803:

CERTAIN BENEFICIAL OWNERS

		Amount and
		nature of
		beneficial	Percent
Name	Office	owner (1)	of class

Mike Q. Wang	Chief Executive Officer, Director	862,132,441	4.07%
Rex Chang	Director	202,500,000	0.96%
Aihua Guo	Director	311,797,747	1.47%
Peter Britton	Director	--	--
Jianxin Xue	Director	627,000,000	2.96%

All officer and directors as a group (5 person)	N/A	2,188,988,326	9.46%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2024, the Company’s current majority shareholder advanced $969,868 to the Company as working capital and the Company repaid $276,596 to the shareholder. As of June 30, 2024 and 2023, the Company owed its current majority shareholder and other related $1,110,196 and $425,142 respectively. The advances are non-interest bearing and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its current principal accountant, Greengrowth CPAs, prior principal accountants, Gries & Associates LLC and WWC, P.C.:

Type of Services Rendered	2024	2023

Audit Fees	$34,250	$36,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our BOD performs the duties of an audit committee. Our BOD evaluates and approves, in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of America Great Health

Disclaimer of Opinion on the Financial Statements

We were engaged to audit the accompanying balance sheet of America Great Health (the “Company”) as of June 30, 2024 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ deficit, and consolidated statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). As described in the following paragraph, because the Company did not provide proof of delivery or other evidence of transfer of control necessary to determine whether revenue was recognized appropriately under ASC 606: Revenue Recognition and failed to provide supporting documentation for expense transactions for which we were not able to apply other auditing procedures to satisfy ourselves as to the occurrence and valuation of sales and expenses, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

The Company maintains insufficient documentation to support the recognition of revenue when performance obligations are satisfied. Additionally, the prices invoiced do not match the agreed-upon prices in the contracts and/or the prices in the price lists. Further, appropriate documentation to substantiate the existence of expenses is not available. The Company’s records do not permit the application of other auditing procedures to sales or expenses.

The financial statements of the Company as of June 30, 2023, were audited by other auditors whose report dated October 12, 2023, expressed an unqualified opinion on those statements.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a shareholder´s deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Disclaimer of Opinion

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We have served as the Company’s auditor since 2024

Los Angeles, California

February 24, 2025

PCAOB ID Number 6580

America Great Health and Subsidiaries

Consolidated Balance Sheets

	As of June 30,	As of June 30,
ASSETS	2024	2023
CURRENT ASSETS
Cash	$54,943	$54,150
Account receivable, net	55,100	-
Inventory	83,141	108,351
Prepaid and other assets	32,295	16,964
TOTAL CURRENT ASSETS	225,479	179,465

Right-of-use asset, net	43,260	41,918
Due from the related parties	-	8,218
Other assets	11,836	11,836
Property and equipment, net	42,903	57,692

TOTAL ASSETS	$323,478	$299,129

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,435,854	$1,450,574
Income tax payable	1,685	3,970
Short term loan	606,978	727,003
Other payable	357,472	241,784
Due to related party	1,110,196	425,142
Advances from customers	59,600	68,331
Lease liability – current	21,683	41,918
TOTAL CURRENT LIABILITIES	3,593,468	2,958,722

Lease liability – non-current	21,577	-
Accrued liabilities	186,455	186,455
Long term loan	1,833,577	1,524,788
Total Non-Current liabilities	2,041,609	1,711,243

TOTAL LIABILITIES	5,635,077	4,669,965

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT

Redeemable, convertible preferred stock, 10,000,000 shares authorized: Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,136,888,326 and 21,107,018,148 shares issued and outstanding	-	-
Additional paid-in capital	5,019,059	4,732,477
Accumulated other comprehensive income	(1,483)	(500)
Accumulated deficit	(10,248,681)	(9,028,110)
Total deficit attributable to owners of the Company	(5,231,105)	(4,296,133)
Non-controlling interest	(80,494)	(74,703)

TOTAL SHAREHOLDERS’ DEFICIT	(5,311,599)	(4,370,836)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$323,478	$299,129

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Operations and

Comprehensive Loss

	For the Years ended June 30,
	2024	2023

Sales	$294,670	$204,308

Cost of goods sold	124,920	35,720

Gross profit	169,750	168,588

Selling, general and administrative expenses
Selling expense	95,835	3,999
General and administrative expense	856,615	657,233
	952,450	661,232

Loss from operations	(782,700)	(492,644)

Other income (expenses)
Interest income	61	26
Interest expense	(443,723)	(319,705)
Other income	-	34,983
	(443,662)	(284,696)

Loss before income taxes	(1,226,362)	(777,340)

NET LOSS	$(1,226,362)	$(777,340)

BASIC AND DILUTED LOSS PER SHARE	-	$-

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,123,253,567	21,093,402,806

Non-controlling interest share of loss	(5,791)	(15,920)
Net loss attributed to the owners of the Company	(1,220,571)	(761,420)
Foreign currency transaction	983	660
Comprehensive loss	(1,219,588)	(760,760)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Accumulated Deficit

For the Years ended June 30, 2024 and 2023

										Total Deficit Attributable
							Additional	Accumulated Other	Accumulated Deficit	to the Owners	Non-	Total
	Preferred Stock		Common Stock		Treasury Stock		paid-in	Comprehensive	During	of the	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Period	Company	Interest	Deficit
Balance June 30, 2022	-	$-	21,090,218,148	-		$-	$4,619,992	$160	$(8,266,850)	$(3,646,698)	$(58,783)	$(3,705,481)
Issuance of common stock for debt	-	-	4,600,000	-		-	26,200	-	-	26,200	-	26,200
Issuance of common stock for compensation	-	-	12,200,000	-	-	-	65,880	-	-	65,880	-	65,880
Imputed interest	-	-	-	-	-	-	5,205	(660)	-	4,545	-	4,545
Gain/loss on exchange rate	-	-	-	-	-	-	-	-	160	160	-	160
Original issue discount on debt	-	-	-	-	-	-	15,200	-	-	15,200	-	15,200
Net loss	-	-	-	-	-	-	-	-	(761,420)	(761,420)	(15,920)	(777,340)

Balance June 30, 2023	-	$-	21,107,018,148	$-	-	$-	$4,732,477	$(500)	$(9,028,110)	$(4,296,133)	$(74,703)	$(4,370,836)

Balance June 30, 2023	-	$-	21,107,018,148	-	-	$-	$4,732,477	$(500)	$(9,028,110)	$(4,296,133)	$(74,703)	$(4,370,836)
Issuance of common stock for debt	-	-	8,000,000	-	-	-	-	-	-	-	-	-
Issuance of common stock for equity investment	-	-	10,500,000	-	-	-	115,000	-	-	115,000	-	115,000
Issuance of common stock for compensation	-	-	11,370,178	-	-	-	123,582	-	-	123,582	-	123,582
Treasury Shares	-	-	-	-	52,100,000	-	-	-	-		-
Gain/loss on exchange rate	-	-	-	-	-	-	-	(983)	-	(983)	-	(983)
Original issue discount on debt	-	-	-	-	-	-	48,000	-	-	48,000	-	48,000
Net loss	-	-	-	-	-	-	-	-	(1,220,571)	(1,220,571)	(5,791)	(1,226,362)
Balance June 30, 2024	-	$-	21,136,888,326	$-	52,100,000	$-	$5,019,059	$(1,483)	$(10,248,681)	$(5,231,105)	$(80,494)	$(5,311,599)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,226,362)	$(777,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,789	10,346
Original issue discount	48,000	15,200
Stock compensation	123,582	65,880
Imputed interest	-	5,205
Provision for inventory obsolescence, net	9,400	-
Payment of lease and rent	(80,438)	(75,706)
Changes in operating Assets and Liabilities:
Right of use asset – net	(1,342)	51,968
Lease liabilities – net	47,207	23,738
Account receivable – net	(55,100)	919
Prepaid expenses and other assets	(15,331)	-
Other long term asset	-	2,000
Inventory	15,810	7,709
Accounts payable and accrued expense	19,853	13,050
Customer advances	(8,731)	66,331
Accrued interest for short term loan	117,845	59,356
Accrued interest for long term loan	261,789	237,857
Other liabilities	-	(7,863)
Income Tax	800	800
Other payable	112,602	(89,259)

Net cash used in operating activities from continuing operations	(615,627)	(389,809)

Net cash used in operating activities	(615,627)	(389,809)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(44,420)

Net cash used in investing activities	-	(44,420)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	115,000	26,200
Proceeds of short term loan	37,475	565,216
Repayment of short term loan	(201,941)	(43,932)
Interest payment to short term loan	(73,403)	(59,356)
Proceeds of long term loan	60,000	91,000
Repayment of long term loan	(10,000)	-
Interest payment to long term loan	(3,000)	(4,175)
Advances from related party	969,868	224,422
Repayment to related party	(276,596)	(373,140)
Net cash provided by financing activities	617,403	426,235

Net increase in cash	1,776	(7,994)

Cash beginning of period	54,150	62,643
Effect of foreign currency translation	(983)	(499)
Cash end of period	$54,943	$54,150

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	76,403	63,531
Taxes paid	$800	$800

Non-cash investing and financing information:
Shares issued for equity investment	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

On November 15, 2021, the Company set up a 100% owned subsidiary GOF Biotechnologies Inc. GOF is 75% majority owned (60,000,000 shares of common stock) by the Company and the remaining 25% of its issued and outstanding shares (20,000,000 shares of common stock) are held by Men Hwei, Tsai. On December 31, 2021, the Company entered into a Supplementary Agreement with Zhigong Lin to amend his prior employment agreement with the Company dated August 31, 2021. The Supplement Agreements provides, inter alia, that Zhigong Lin would be appointed Chief Executive Officer of GOF. The employment agreement and supplement agreement were both terminated by the end of July 2022 without the issuance of any GOF shares.

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

On November 25, 2022, the Company signed a supplementary agreement with Men Hwei, Tsai who is an unrelated party. The Company A agrees that if the patent is sold or transferred, Men Hwei, Tsai or Men Hwei, Tsai’s successor may receive a 25% gain on the transfer or sale of the interest. The Company agrees to give Men Hwei, Tsai an additional 20 million AAGH shares. The Company allows Men Hwei, Tsai to use three years (from November 26, 2022 to November 25, 2025) find investors each with more than US$10 million investment. In case that no investor is found within three years, Men Hwei, Tsai agrees to return the patent to the Company, and both parties will continue to cooperate in accordance with the original contract on May 18, 2021. If Men Hwei, Tsai finds an investor with an investment of at least US$10 million within three years, and the process for Men Hwei, Tsai and its investors to apply for a new drug may last for several years, then Men Hwei, Tsai agrees that the Company will use the patented technology to develop dietary supplement that are helpful to Alzheimer’s disease. The Company will be responsible for marketing the dietary supplement. Men Hwei, Tsai is entitled to commission equaling to 8% of sales price.

On November 26, 2022, the Company signed a supplementary agreement with Men Hwei, Tsai who is an unrelated party and transferred pending anti-dementia patent to Men Hwei, Tsai for $34,978.48.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2024, the Company recorded a net loss of $1,226,362, used cash to fund operating activities of $615,627, and on June 30, 2024, had a shareholders’ deficit of $5,311,599. These factors create substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s cash needs for the 12 months ended June 30, 2024 were primarily met by loans and advances from the current majority shareholder. As of June 30, 2024, the Company had a cash balance of $54,943. The Company intends to finance operating costs over the next twelve months with existing cash on hand and advance from the current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended June 30, 2023 to reflect the recording of the advances from customers, netting the corresponding accumulated deficit for an amount of $155,000 which was originally recognized as revenue. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

Basis of Consolidation

The Consolidated Financial Statements includes the accounts of the Company and its current wholly owned subsidiaries, America Great Health in California (100%), GOF Biotechnologies in California (75%), International Institute of Great Health in California (100%), Nutrature Health LLC in California (100%), Sijinsai in China (60%), US-China Mega Beauty Health Industry Development Co., LTD, (100%), and Peptide Life Inc in California (100%). Intercompany transactions and accounts were eliminated in consolidation.

The following table depicts the identity of the Company’s subsidiaries:

		Attributable
	Place of	Equity
Name of Subsidiary	Incorporation	Interest %
America Great Health in California	USA	100
GOF Biotechnologies in California	USA	75
International Institute of Great Health in California	USA	100
Nutrature Health LLC in California	USA	100
Sijinsai in China	CHINA	60
US-China Mega Beauty Health Industry Development Co., LTD	CHINA	100
Peptide Life Inc in California	USA	100

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

In accordance with ASC 830, “Translation of Financial Statements” the subsidiary’s assets and liabilities booked and recorded at the non-US local functional currency are generally translated into USD for consolidation purposes, using the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of foreign subsidiary’s financial statements are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s wholly owned subsidiary of Meizhong Health Industry Development Co., Ltd. maintains its books and records in its local currency. The Chinese Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which the subsidiary operates.

Below is a table with foreign exchange rates used for translation:

	June 30,
Average Yearly (average rate)	2024
Chinese Renminbi (RMB)	RMB	7.2139
United States dollar ($)		$1.00

	June 30,
Year Ended (Closing rate)	2024
Chinese Renminbi (RMB)	RMB	7.2674
United States dollar ($)		$1.00

Reclassification of Prior Year Presentations

Certain prior year accounts and amounts have been reclassified for consistency with the current year presentation. These reclassifications have   no effect on the reported results of operations. Below is the comparison of the reclassification and the original representation of the related accounts and amounts.

Consolidated Balance Sheet

	Reclassified 10-K	Original 10-K
	June 30, 2023	June 30, 2023

Short term loan	$727,003	$705,216
Accrued liabilities	186,455	609,892
Deferred income	-	223,331
Advances from customers	68,331	-
Long term loan	1,524,788	1,123,138
Accumulated deficit	(9,028,110)	(9,183,110)
Total	$(6,521,533)	(6,521,533)

Consolidated Statement of Cash Flows

	Reclassified 10-K	Original 10-K
	June 30, 2023	June 30, 2023

Proceed from issuance of common stocks	$26,200	$92,080
Payment of leases and rent	(75,706)	-
Right of use asset – net	51,968	-
Lease liabilities – net	23,738	-
Stock based comprehension	65,880	-
Short term loan	-	521,284
Short term loan – proceeds	565,216	-
Short term loan – repayment	(43,932)	-
Accrued interest for short term loan	59,356	-
Short term loan – interest paid	(59,356)	-
Income tax payable	800	-
Other payable	(89,259)	(88,459)
Long term loan	-	324,682
Long term loan – proceeds	91,000	-
Accrued interest for long term loan	237,857	-
Long term loan – interest paid	(4,175)	-
Advances from related parties	224,422	(148,718)
Repayment to related parties	(373,140)	-
Total	$700,869	$700,869

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2024 and 2023, the Company’s bank account in the United States had $9,355 and $4,131, respectively, under FDIC insurance of $250,000.

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

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of June 30, 2024 net accounts receivable amounted to $55,100.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. For the year ended June 30, 2024, the Company has $23,400 of allowance for bad debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the year ended June 30, 2024, the Company has $9,400     of inventory valuation reserve.

At the end of fiscal years 2024 and 2023, inventories comprised:

	June 30, 2024	June 30, 2023

Raw materials	$56,435	$62,348
Finished goods	36,106	46,003
Inventory valuation reserve	(9,400)	-
Subtotal	$83,141	$108,351

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

At the end of fiscal years 2024 and 2023, machinery and equipment at cost and accumulated depreciation were:

	June 30, 2024	June 30, 2023

Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(31,040)	(16,251)
Subtotal	$42,903	$57,692

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

Treasury Stock Shares

Treasury shares are recognized at acquisition cost and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the income statement as income or expense from financial assets.

Loss Per Share

Basic earnings (loss) per share are computed by dividing the income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2024 and 2023, as there are no potential shares outstanding that would have a diluted effect.

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

NOTE 3 – OTHER ASSET

As of June 30, 2024 and 2023, other assets   amounted to $11,836 for both years. Other assets consist of the following:

	June 30, 2024	June 30, 2023
Rent deposits	11,836	11,836
Total	11,836	11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2024, the Company’s current majority shareholder advanced $969,868 to the Company as working capital and the Company repaid $276,596 to the shareholder. As of June 30, 2024 and 2023, the Company owed its current shareholder of $1,110,196 and $425,142 respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $- and $5,205 for the years ended June 30, 2024 and 2023 and was recorded as paid in capital, respectively.

NOTE 5 – SHORT TERM LOAN

As of June 30, 2024 and 2023, short term loan principals amounted to $540,750 and $705,216 from unrelated third parties, respectively. As of June 30, 2024, the Company paid off $150,000   to the loan received on January 13, 2023.

Short Term Loans		As of June 30, 2024				As of June 30, 2023
Receiving Date	Maturity Date	Principal	Accrued Interest Liability	Total	Principal	Accrued Interest Liability	Total	2024 Annualized percentage rate
1/13/2023	1/13/2024	$--	$27,200	$27,200	$150,000	$5,809	$155,809	20%
1/19/2023	1/18/2024	300,000	39,028	339,028	300,000	15,978	315,978	13%
2/6/2023	7/2/2024	750	-	750	15,216	-	15,216	316%
2/25/2023	6/24/2023	100,000	-	100,000	100,000	-	100,000	24%
3/1/2023	8/31/2023	10,000	-	10,000	10,000	-	10,000	20%
3/1/2023	8/31/2023	50,000	-	50,000	50,000	-	50,000	20%
3/1/2023	9/30/2023	30,000	-	30,000	30,000	-	30,000	10%
3/1/2023	9/30/2023	50,000	-	50,000	50,000	-	50,000	10%
Total		$540,750	$66,228	$606,978	$705,216	$21,787	$727,003

NOTE 6 – LONG TERM LOAN

As of June 30, 2024 and 2023, long term loan principals amounted to $1,173,138 and $1,123,138, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years from the original dates of the loans. Interest expenses of the long-term loans incurred for the years ended June 30, 2024 and 2023 amounted to $222,745 and $212,704, respectively. As of June 30, 2024, the Company paid off $10,000 to the loan received on September 30, 2021 and $3,000 interest as well.

Most long-term loans are pledged with the Company’s stocks as collateral again the loans. As of June 30, 2024, total stocks pledged with the long-term loans is 32,656,840 shares.

As of June 30, 2024, long term loan consisted of the following:

	Shares pledged	Principal	Accrued interest liability	Balance

Received long term loan on April 27, 2021	10,000,000	$200,000	$127,123	$327,123
Received long term loan on June 3, 2021	3,050,000	290,000	178,449	468,449
Received long term loan on June 4, 2021	500,000	50,000	30,767	80,767
Received long term loan on June 23, 2021	300,000	30,000	18,132	48,132
Received long term loan on July 12, 2021	80,000	10,000	5,940	15,940
Received long term loan on September 1, 2021	1,540,000	60,000	33,962	93,962
Received long term loan on September 22, 2021	500,000	50,000	27,726	77,726
Received long term loan on September 27, 2021	500,000	50,000	27,589	77,589
Received long term loan on October 29, 2021	161,840	12,138	6,485	18,623
Received long term loan on November 9, 2021	500,000	50,000	26,411	76,411
Received long term loan on November 16, 2021	1,400,000	140,000	73,414	213,414
Received long term loan on November 18, 2021	500,000	50,000	26,164	76,164
Received long term loan on November 29, 2021	200,000	20,000	10,345	30,345
Received long term loan on November 30, 2021	100,000	10,000	5,167	15,167
Received long term loan on October 13, 2022	2,625,000	21,000	7,203	28,203
Received long term loan on March 10, 2023	1,000,000	10,000	2,620	12,620
Received long term loan on March 14, 2023	1,000,000	10,000	2,597	12,597
Received long term loan on March 16, 2023	1,000,000	10,000	2,586	12,586
Received long term loan on April 17, 2023	6,000,000	30,000	7,233	37,233
Received long term loan on May 9, 2023	1,000,000	10,000	2,290	12,290
Received long term loan on June 24, 2021	600,000	60,000	38,236	98,236
Total	32,556,840	$1,173,138	$660,439	$1,833,577

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

Year Ending June 30	Principal Balance	Scheduled Principal Payments	Schedule Interest Payments	Weighted Average Interest Rate
2025	1,173,138	-	234,628	20.00%
2026	473,138	700,000	112,883	9.62%
2027	21,000	452,138	67,413	14.25%
2028	-	21,000	3,057	14.56%

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

There were no preferred shares outstanding as of June 30, 2024 and 2023.

NOTE 8 – STOCK BASED COMPENSATION

The Company sometimes issues common stock to employees, contractors and consultants for services rendered.

The Company accounts for stock-based payments to employees, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense.

The Company recognizes the fair value of stock-based compensation awards in payroll if it is for employees, and operating costs if it is for contractors and consultants, as appropriate, in the Company’s consolidated statements of operations.

The Company issued 11,370,178   shares to one of its employees as stock compensation during the year of 2024, total amount of $123,582.

NOTE 9 – TREASURY STOCK SHARES

On January 22, 2024, the Company issued 52,100,000 shares of common stock to Top Professional Management Group Inc. in exchange for 51% of the control shares. However, due to the incomplete internal due diligence process, the investment was temporarily suspended, and the Board of Directors withheld the certificate for further evaluation. As a result, the Company recorded 52,100,000 shares of common stock as treasury stock as of June 30, 2024.

NOTE 10 – SHAREHOLDERS’ DEFICIT

On June 30, 2024 and 2023, the Company had 21,136,888,326 and 21,107,018,148 shares of common stock issued and outstanding, respectively.

1) Shares issued for equity investment

On April 6, 2021, the Company issued 70,000,000 shares to a director of Imediplus as collateral in exchange for getting trust of 2,500,000 shares that is 5% of Imediplus. The transaction has not been completed by the reporting date.

Equity Investments:

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Because the company does not have significant control over Purecell, this is an equity investment. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day-to-day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. On April 6, 2021, the Company issued 510,000,000 shares to two shareholders of Purecell Group PTY Ltd (“Purecell”) in exchange for 51% of ownership of Purecell. On April 6, 2021, the Company issued 50,000,000 shares of common stock to Purecell’s project introducer as compensation for services, at fair market value of $0.00001 per share.

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

On November 22, 2023, the Company issued 8,000,000     shares of common   stock at $0.010 per share to four investors.

On November 24, 2023, the Company issued 1,000,000 shares of common stock at $0.020 per share to one investor.

On January 2, 2024, the Company issued 1,000,000 shares of common stock at $0.010 per share to one investor.

On January 16, 2024, the Company issued 500,000 shares of common stock at $0.010 per share to one investor.

On January 22, 2024, the Company issued 52,100,000 shares of common stock to Top Professional Management Group Inc. for its 51% of control shares. However, due to the incomplete internal due diligence process, the investment was temporarily suspended, and the Board of Directors withheld the certificate for further evaluation.   These shares are held in treasury.

2) Shares issued for stock compensation

On October 30, 2023, the Company issued an aggregate of 6,488,867 shares of common stock to three unrelated parties as compensation for services. The issuance of these shares is recorded at a fair market value of $25,956.

On January 22, 2024, the Company issued 4,881,311 shares of common stock to an unrelated party as compensation for services. The issuance of these shares is recorded at a fair market value of $97,626.

3) Shares issued for loans as original issue discount

On October 30, 2023, the Company issued 7,000,000 shares of restricted common stock free to three unrelated parties’ long-term loans (three years) of $40,000. The issuance of these shares is as the collateral of the corresponding loans and is recorded at a fair market value of $28,000 or at $0.02 per share.

On January 22, 2024, the Company issued 1,000,000 shares of restricted common stock free to an unrelated party to extend a short-term loan (six month) of $40,000 dated March 1, 2023. The issuance of these shares is recorded at a fair market value of $20,000 or at $0.02 per share.

NOTE 11 – EQUITY INVESTMENT

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

The following table summarizes the income statement of Purecell.

	From date of	From date of
	equity	equity
	Investment to	investment to
	06/30/2024	06/30/2023

Sales	$61,457	$270,931
Gross profit	61,457	246,441
Net loss	(294,904)	(307,359)
51% share	$(150,401)	$(156,753)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero,

	As of June 30,	As of June 30,
	2024	2023

Total assets	$3,092,663	$3,192,224
Net assets	2,021,541	2,203,484
51% ownership	1,030,986	1,231,113
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment - accumulated	(5,450)	(5,450)
Ending balance of investment, June 30, 2024		-

NOTE 12 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2024, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2024 and 2023 as follows:

	Year Ended June 30,
	2024	2023
Income tax benefit at federal statutory rate-US	21%	21%
State tax, net of fed effect-US	7%	7%
Change in valuation allowance-US	(28)%	(28)%
Income tax benefit at federal statutory rate-PRC	25%	25%
Change in valuation allowance-PRC	(25)%	(25)%

The components of deferred taxes consist of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Net operating loss carryforwards	$7,924,234	$6,697,872
Less: valuation allowance	(7,924,234)	(6,697,872)
Net deferred tax assets	$-	$-

As of June 30, 2024, the Company had federal and California income tax net operating loss carryforwards of $7,924,234. These net operating losses originating in tax years beginning prior to Jan. 1, 2018, will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018, will be carried forwarded indefinitely.

NOTE 13 – LEASE

The Company has a month-to-month leases agreement with GKT, Alhambra, LP after the prior lease expired on November 30, 2023. The current monthly rent including monthly management fee is $4,939.17.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2024 to May 31, 2026 after the prior lease expired on May 31, 2024. The current monthly rent including monthly management fee is $1,940.40. The operating lease is listed as a separate line item on the Company’s   consolidated financial statements and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended June 30, 2024, the Company recognized approximately $80,438 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Year Ended
June 30, 2024
Cash paid for operating lease liabilities	$80,438
Weighted-average remaining lease term	1.92
Weighted-average discount rate	5%
Minimum future lease payments	$45,475

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2025	$23,355
2026	22,120
Total minimum payments	45,475
Less: imputed interest	(2,215)
Total lease liability	43,260
Less: short-term lease liability	(21,683)
Long-term lease liability	$21,577

NOTE 14 – CONCENTRATION

Major vendors

For the year ended June 30, 2024, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates.

NOTE 15 – SUBSEQUENT EVENTS

On August 26, 2024, America Great Health (the “Company”) entered into an International Agency Agreement (the “Agreement”) with Yunan Yunchi Xiai Trading Co. Ltd., a Chinese company (“Yunchi”). Under this Agreement, the Company has appointed Yunchi as its exclusive agent to promote and sell Ionic Peptide products within Yunnan Province, China, for a term of three years. According to the Agreement, the target sales are set at $1 million for the first year following the execution of the Agreement, with $5 million targeted for both the second and third years. Furthermore, Yunchi holds the exclusive rights to market and sell the products within Yunnan Province during the contract term. Form 8-K for this agreement was released on August 30, 2024

On September 02, 2024, the International Institute of Great Health, Inc. (the “Company”), a wholly owned subsidiary of America Great Health, entered into a Technology Contract for Commissioned Development (the “Contract”) with Yunan Yunchi Xiai Trading Co. Ltd., a Chinese company (“Yunchi”). Under the Contract, Yunchi has engaged the Company to provide specialized technical development for its ionic peptide project using liquor distiller’s grains and will compensate the Company for these services. The development involves the Company’s proprietary, patented protein peptide surface ion modification, transformation, and activation technology, which will be applied to Yunchi’s existing liquor tank raw materials. This process will not only preserve the original properties of the materials but also add the ability to inhibit the growth of cancer cells in vitro. According to the Contract, the technology development will take place in a laboratory in the United States, while the experimental base will be in China. The development period is set for three (3) months. Form 8-K for this contract was released on September 9, 2024.

On September 02, 2024, the International Institute of Great Health, Inc. (the “Company”), a wholly owned subsidiary of America Great Health, entered into a Technology Contract for Commissioned Development (the “Contract”) with Yunan Yunchi Xiai Trading Co. Ltd., a Chinese company (“Yunchi”). Under the Contract, Yunchi has engaged the Company to provide specialized technical development for its Ganoderma lucidum ionic peptide project and will compensate the Company for these services. The development involves the Company’s proprietary, patented protein skin surface ion modification, transformation technology, which will be applied to Yunchi’s existing Ganoderma lucidum raw materials. This process will not only preserve the original properties of the materials but also add the ability to inhibit the growth of cancer cells in vitro. According to the Contract, the technology development will take place in a laboratory in the United States, while the experimental base will be in China. The development period is set for three (3) months. Form 8-K for this contract was released on September 16, 2024.

On September 16, 2024, the International Institute of Great Health, Inc. (the “Company”), a wholly owned subsidiary of America Great Health, entered into a Technology Contract for Commissioned Development (the “Contract”) with Yunan Yunchi Xiai Trading Co. Ltd., a Chinese company (“Yunchi”). Under the Contract, Yunchi has engaged the Company to provide specialized technical development for its bird’s nest ionic peptide project and will compensate the Company for these services. The development involves the Company’s proprietary, patented protein skin surface ion modification, transformation technology, which will be applied to Yunchi’s existing bird’s nest raw materials. This process will not only preserve the original properties of the materials but also add the ability to inhibit the growth of cancer cells in vitro. According to the Contract, the technology development will take place in a laboratory in the United States, while the experimental base will be in China. The development period is set for two and a half (2.5) months. Form 8-K for this contract was released on September 25, 2024.

On September 22, 2024, America Great Health (the “Company”) entered into a Framework Agreement for Product Project Cooperation (the “Contract”) with Aide Huhuan (Chengdu) Enterprise Management, Co. Ltd., a Chinese company (“Aide Huhuan”). The Company’s products are a series of ion peptide products developed using “protein surface ion modification technology,” achieving a world-leading position in both research and production. Aide Huhuan, with its strategic location in Chengdu, China, has the advantage of nationwide market reach, including access to multiple hospital preparation channels and an extensive marketing network. Under the Contract, Aide Huhuan will utilize its market resources to promote and sell the ion protein peptide products developed by the Company, thereby expanding market share. Both parties will collaborate on technical exchanges and cooperation in the field of biotechnology. The Company guarantees that its products meet the necessary compliance qualifications for entry into the Chinese market and will provide high-quality ion protein peptide products that adhere to relevant standards. Additionally, the Company will offer Aide Huhuan product training and technical support to help them effectively promote and sell the products in China. Form 8-K for this contract was released on September 30, 2024.

On September 24, 2024, the International Institute of Great Health, Inc. (the “Company”), a wholly owned subsidiary of America Great Health, entered into a Technology Contract for Commissioned Development (the “Contract”) with Yunan Yunchi Xiai Trading Co. Ltd., a Chinese company (“Yunchi”). Under the Contract, Yunchi has engaged the Company to provide specialized technical development for its Panax notoginseng peptide project and will compensate the Company for these services. The development involves the Company’s proprietary, patented protein skin surface ion modification, transformation technology, which will be applied to Yunchi’s existing Panax notoginseng peptide raw materials. This process will not only preserve the original properties of the materials but also add the ability to inhibit the growth of cancer cells in vitro. According to the Contract, the technology development will take place in a laboratory in the United States, while the experimental base will be in China. The development period is set for three (3) months. Form 8-K for this contract was released on October 4, 2024.

On September 20, 2024, the International Institute of Great Health, Inc. (the “Company”), a wholly owned subsidiary of America Great Health, entered into a Technology Contract for Commissioned Development (the “Contract”) with Yunan Yunchi Xiai Trading Co. Ltd., a Chinese company (“Yunchi”). Under the Contract, Yunchi has engaged the Company to provide specialized technical development for its sea cucumber ion peptide project and will compensate the Company for these services. The development involves the Company’s proprietary, patented protein skin surface ion modification, transformation technology, which will be applied to Yunchi’s existing sea cucumber raw materials. This process will not only preserve the original properties of the materials but also add the ability to inhibit the growth of cancer cells in vitro. According to the Contract, the technology development will take place in a laboratory in the United States, while the experimental base will be in China. The development period is set for three (3) months. Form 8-K for this contract was released on October 8, 2024.

From August 9, 2024 to September 15, 2024, one investor paid $68,000 to purchase 5,200,000 common shares. The transfer agent has not issued these shares until the issuance of this report.

On October 30, 2024, another investor paid $9,116 to purchase 1,823,282 common shares. The transfer agent has not issued these shares until the issuance of this report.

On September 20, 2024, the Company signed a service agreement of fund-raising service with an unrelated person and beside the service fees of $8,000, he will receive 6,800,000 common shares as a bonus.

(b) Exhibits. The following exhibits of the Company are included herein.

2.1	Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013 (1).
3.1	Articles of Incorporation (2)
3.2	Articles of Merger (3)
3.3	Bylaws (2)
3.4	Amended and Restated Articles of Incorporation, as filed June 24, 2016 (4)
3.5	Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016 (4)
3.6	Articles of Amendment (5)
31.1	Certification by the President and the Secretary. Filed herewith.
31.2	Certification by the Financial Officer. Filed herewith.
32.1	Certifications by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, File herewith.
32.2	Certifications by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. File herewith.
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.	Previously filed with Current Report on Form 8-K filed December 5, 2013

2.	Previously filed with Registration Statement on Form S-1 filed September 9, 2011.

3.	Previously filed with Amendment No. 1 to Registration Statement on Form S-1 dated October 14, 2011.

4.	Previously filed with Annual Report on Form 10-K filed December 16, 2016.

5.	Previously filed with Current Report on Form 8-K filed May 17, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA GREAT HEALTH

Date: February 24, 2025	/s/ Quinn Chen
Quinn Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2025	/s/ Mike Q. Wang
Mike Q. Wang, President, Chief Executive Officer,
Secretary and Director