Form 10-Q
period 2024-09-30
America Great Health
filed 2025-03-27
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 24, 2025 was 21,202,811,608.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2024	2024
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$49,031	$54,943
Account receivable, net	36,900	55,100
Inventory	119,116	83,141
Prepaid and other assets	11,595	32,295
TOTAL CURRENT ASSETS	216,642	225,479

Right-of-use asset, net	37,958	43,260
Due from the related parties	-	-
Other assets	11,836	11,836
Property and equipment, net	39,206	42,903

TOTAL ASSETS	$305,642	$323,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,456,106	$1,435,854
Income tax payable	2,430	1,685
Short term loan	579,850	606,978
Wage and wage tax payable	269,007	239,066
Other payable	122,823	118,406
Due to related party	1,090,280	1,110,196
Advances from customers	57,289	59,600
Lease liability – current	16,381	21,683
TOTAL CURRENT LIABILITIES	3,594,166	3,593,468

Lease liability - non current	21,577	21,577
Accrued liability	186,455	186,455
Long term loan	1,892,715	1,833,577

TOTAL LIABILITIES	5,694,913	5,635,077

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,136,888,326 and 21,136,888,326 shares issued and outstanding	-	-
Additional paid-in capital	5,087,059	5,019,059
Treasury stock, 52,100,000 shares	-	-
Accumulated other comprehensive income	(188)	(1,483)
Accumulated deficit	(10,394,085)	(10,248,681)

Total deficit attributed to owners of the Company	(5,307,214)	(5,231,105)
Non-Controlling interest	(82,057)	(80,494)

TOTAL SHAREHOLDERS’ DEFICIT	(5,389,271)	(5,311,599)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$305,642	$323,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
Sales	$140,126	$13,808

Cost of goods sold	11,335	177

Gross profit	128,791	13,631

Selling, general and administrative expenses
Selling expense	14,738	64
General and administrative expense	184,912	88,505
	199,650	88,569

Loss from operations	(70,859)	(74,938)

Other income (expenses)
Interest income	19	7
Interest expense	(76,127)	(82,049)
	(76,108)	(82,042)

Loss before income taxes	(146,967)	(156,980)

Income tax provision	-	-

NET LOSS	$(146,967)	$(156,980)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,136,888,326	21,093,818,148

Less: net loss attributable to non-controlling interest	(1,563)	(603)
Net loss attributed to the owners of the company	(145,404)	(156,377)
Foreign currency translation	1,295	2,778
Comprehensive loss	$(144,109)	$(153,599)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the three months ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive Income/	Accumulated Deficit During	Total Deficit Attributable to the Owners of the	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Period	Company	Interest	Deficit
Balance June 30, 2023	-	-	21,107,018,148	-	-	-	$4,732,477	$(500)	$(9,028,110)	$(4,296,133)	$(74,703)	$(4,370,836)
Gain/loss on foreign currency translation	-	-	-	-	-	-	-	2,778	-	2,778	-	2,778
Net loss	-	-	-	-	-	-	-	-	(156,377)	(156,377)	(603)	(156,980)

Balance September 30, 2023	-	$-	21,107,018,148	$-	-	$-	$4,732,477	$2,278	$(9,184,487)	$(4,449,732)	$(75,306)	$(4,525,038)

Balance June 30, 2024	-	-	21,136,888,326	-	52,100,000	-	$5,019,059	$(1,483)	$(10,248,681)	$(5,231,105)	$(80,494)	$(5,311,599)
Issuance of common stock for cash	-	-	-	-	-	-	68,000	-	-	68,000	-	68,000
Gain/loss on foreign currency translation	-	-	-	-	-	-	-	1,295	-	1,295	-	1,295
Net loss	-	-	-	-	-	-	-	-	(145,404)	(145,404)	(1,563)	(146,967)
Balance September 30, 2024	-	$-	21,136,888,326	$-	52,100,000	$-	$5,087,059	$(188)	$(10,394,085)	$(5,307,214)	$(82,057)	$(5,389,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(146,967)	$(156,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,697	3,697
Payment of lease and rent	(20,639)	(18,896)
Changes in operating Assets and Liabilities:
Right of use asset – net	5,302	18,814
Lease liabilities – net	519	(13,885)
Accounts receivable – net	18,200	-
Customer advance	(2,310)	1,240
Inventory	(35,975)	177
Accounts payable and accrued expense	35,069	11,423
Supplier advances	20,700	-
Accrued interest for short term loan	(64,415)	16,636
Accrued interest for long term loan	56,138	57,429
Wage and wage tax payable	29,941	25,539
Other payable	4,417	4,653
Income tax payable	745	3,410
Net cash used in operating activities from continuing operations	(95,578)	(46,743)

Net cash used in operating activities	(95,578)	(46,743)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	68,000	-
Proceeds of short term loan	(201,941)	-
Repayment of short term loan	191,191	(14,664)
Interest payment to short term loan	48,037	-
Proceeds of long term loan	(10,000)	-
Repayment of long term loan	10,000
Interest payment to long term loan	3,000	-
Advance from related party	(75,089)	77,470
Repayment to related party	55,173	(18,365)
Net cash provided by financing activities	88,371	44,441

Effect of exchange rate change on cash	1,295	2,778

Net increase (decrease) in cash	(5,912)	476

Cash beginning of period	54,943	54,150
Cash end of period	$49,031	$54,626

Interest paid	$51,037	$-
Taxes paid	$800	$800

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

On November 15, 2021, the Company set up a 100% owned subsidiary GOF Biotechnologies Inc. GOF is 75% majority owned (60,000,000 Zhigong Lin will be shares of common stock) by the Company and the remaining 25% of its issued and outstanding shares (20,000,000 shares of common stock) are held by Men Hwei, Tsai. On December 31, 2021, the Company entered into a Supplementary Agreement with Zhigong Lin to amend his prior employment agreement with the Company dated August 31, 2021. The Supplement Agreements provides, inter alia, that appointed Chief Executive Officer of GOF. The employment agreement and supplement agreement were both terminated by the end of July without the issuance of any GOF shares.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2024, the Company recorded a net loss of $146,967, used cash to fund operating activities of $95,578, and had a shareholders’ deficit of $5,389,271. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the three months ended September 30, 2024 were primarily met by loans and advances from the current majority shareholder. As of September 30, 2024, we had a cash balance of $49,031. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

Below is a table with foreign exchange rates used for translation:

	September 30,
	2024
Average Quarterly (average rate)
Chinese Renminbi (RMB)	RMB	7.1614
United States dollar ($)		$1.00

	September 30,
	2024
Quarter Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.0181
United States dollar ($)		$1.00

Reclassification of Prior period (three months ended September 30, 2023) Presentations

Certain prior period accounts and amounts have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the reported results of operations. Below is the comparison of the reclassification and the original representation of the related accounts and amounts.

Consolidated Statement of Cash Flows

	Reclassified 10-Q	Original 10-Q
	September 30, 2023	September 30, 2023
Cash Flows from Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities
Payment of lease and rent	$(18,896)	$-
Changes in operating assets and liabilities		-
Right to use asset – net	18,814	-
Lease liabilities – net	(13,885)	-
Account payable and accrued expense	11,423	(2,544)
Accrued interest for short term loan	16,636	-
Accrued interest for long term loan	57,429	-
Wage and wage tax payable	25,539	-
Other payable	4,653	33,602
Income tax payable	3,410	-
Net cash used in operating activities from continuing operations	(46,743)	(120,808)

Cash Flows from Financing Activities
Proceeds of long term loan	-	74,064
Repayment to related party	(18,365)	(18,364)

Net cash provided by financing activities	44,441	118,506
Total	$84,456	$84,456

Consolidated Statement of Operations and Comprehensive Loss

	Reclassification 10-Q	Original 10-Q
	September 30, 2023	September 30, 2023
Foreign currency translation	$2,778	$2,278
Comprehensive loss	$(153,599)	$(154,099)

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2024 and June 30, 2024, the Company’s bank account in the United States had $7,992 and $9,355, respectively, within FDIC insurance of $250,000.

As of June 30, 2024, the Company had $5,680 in restricted cash, which was due to processing delay by credit card companies. This amount was subsequently released and deposited into the Company account on July 8, 2024.

Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities.

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

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of September 30, 2024 net accounts receivable amounted to $36,900, while as of June 30, 2024 net account receivable amounted to $55,100.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. The Company has $3,900 of allowance for bad debt for the three months ended September 30, 2024 and $23,400 as of June 30, 2024.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2024 and the year ended June 30, 2024, the Company has both $9,400 of inventory valuation reserve.

As of the three months ended on September 30 2024 and the year ended June 30, 2023, inventories comprised:

	September 30, 2024	June 30, 2024
Raw materials	$96,154	$56,435
Finished goods	32,362	36,106
Inventory valuation reserve	(9,400)	(9,400)
Subtotal	$119,116	$83,141

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

As of the three months ended September 30, 2024 and the end of fiscal year 2024, machinery and equipment at cost and accumulated depreciation were:

	September 30, 2024	June 30, 2024
Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(34,737)	(31,040)
Subtotal	$39,206	$42,903

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity investment” in our Consolidated Statements of Operations. The carrying value of our equity investments is reported in the equity investment method in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

As of September 30, 2024, the investment in Purecell Group Pty Ltd account has a zero balance.

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

Stock-based Compensations

The Company offers restricted stock-based compensation to the employees and contractors. All stock-based compensations are measured based on their values and are expensed over the period during which an employee or a contractor is required to provide service in exchange for the compensations.

Treasury Stock Shares

Treasury shares are recognized at acquisition cost and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the income statement as income or expense from financial assets.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2024 and 2023, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records a valuation allowance against its deferred tax assets of $8,071,201 as of September 30, 2024, and $7,924,234 as of June 30, 2024.

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

NOTE 3 – OTHER ASSET

As of September 30, 2024 and June 30, 2024, other assets amounted to $11,836. Other assets consist of the following:

	September 30, 2024	June 30, 2024
Rent deposits	11,836	11,836
Total	11,836	11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2024, the Company’s current majority shareholder advanced $133,794 to the Company as working capital and the Company repaid $153,710 to the shareholder. As of September 30, 2024 and June 30, 2024, the Company owed its current majority shareholder $1,090,280 and $1,110,196, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 for the three months ended September 30, 2024 and 2023.

NOTE 5 – SHORT TERM LOAN

As of September 30, 2024 and June 30, 2024, short term loan principals amounted to $530,000 and $540,750 from unrelated third parties, respectively. Interest expense incurred for the three months ended September 30, 2024 and 2023 amounted to $16,989 and $25,431, respectively.

Short Term Loans

		As of September 30, 2024					As of June 30, 2024
	Maturity	Principal Balance as of July 1,	Accrued Interest	Principal	Interest	Total As of September 30,	Principal Balance as of July 1,	Accrued Interest	Total as of June 30,	2024 Annualized percentage
Receiving Date	Date	2024	Liability	Paid	Paid	2024	2023	Liability	2024	rate
1/13/2023	1/13/2024	$-	$27,200	$-	$27,200	$-	$-	$27,200	$27,200	20%
1/19/2023	1/18/2024	300,000	40,726	-	-	340,726	300,000	39,028	339,028	13%
2/6/2023	7/2/2024	750	-	750	-	-	750	-	750	316%
2/25/2023	6/24/2023	100,000	9,540	-	2,000	107,540	100,000	-	100,000	24%
3/1/2023	8/31/2023	10,000	667	-	500	10,167	10,000	-	10,000	20%
3/1/2023	8/31/2023	50,000	3,333	-	2,500	50,833	50,000	-	50,000	20%
3/1/2023	9/30/2023	30,000	656	-	437	30,219	30,000	-	30,000	10%
3/1/2023	9/30/2023	50,000	1,094	10,000	729	40,365	50,000	-	50,000	10%
Total		$540,750	$83,216	$10,750	$33,366	$579,850	$540,750	$66,228	$606,978

NOTE 6 – LONG TERM LOAN

As of September 30, 2024 and June 30, 2024, long term loan principal both amounted to $1,173,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the three months ended September 30, 2024 and 2023 amounted to $59,138 and $56,618, respectively.

As of September 30, 2024 and June 30, 2024, long term loan consisted of the following:

			As of September 30, 2024		As of June 30, 2024
	Shares pledged	Principal	Accrued interest liability	Balance	Accrued Interest liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$137,205	$337,205	$127,123	$327,123
Received long term loan on June 3, 2021	3,050,000	290,000	193,068	483,068	178,449	468,449
Received long term loan on June 4, 2021	500,000	50,000	33,288	83,288	30,767	80,767
Received long term loan on June 23, 2021	300,000	30,000	19,644	49,644	18,132	48,132
Received long term loan on July 12, 2021	80,000	10,000	6,444	16,444	5,940	15,940
Received long term loan on September 1, 2021	1,540,000	60,000	36,986	96,986	33,962	93,962
Received long term loan on September 22, 2021	500,000	50,000	30,247	80,247	27,726	77,726
Received long term loan on September 27, 2021	500,000	50,000	30,110	80,110	27,589	77,589
Received long term loan on October 29, 2021	161,840	12,138	7,097	19,235	6,485	18,623
Received long term loan on November 9, 2021	500,000	50,000	28,932	78,932	26,411	76,411
Received long term loan on November 16, 2021	1,400,000	140,000	80,471	220,471	73,414	213,414
Received long term loan on November 18, 2021	500,000	50,000	28,685	78,685	26,164	76,164
Received long term loan on November 29, 2021	200,000	20,000	11,353	31,353	10,345	30,345
Received long term loan on November 30, 2021	100,000	10,000	5,671	15,671	5,167	15,167
Received long term loan on October 13, 2022	2,625,000	21,000	8,262	29,262	7,203	28,203
Received long term loan on March 10, 2023	1,000,000	10,000	3,123	13,123	2,620	12,620
Received long term loan on March 14, 2023	1,000,000	10,000	3,101	13,101	2,597	12,597
Received long term loan on March 16, 2023	1,000,000	10,000	3,090	13,090	2,586	12,586
Received long term loan on April 17, 2023	6,000,000	30,000	8,745	38,745	7,233	37,233
Received long term loan on May 9, 2023	1,000,000	10,000	2,795	12,795	2,290	12,290
Received long term loan on June 24, 2021	600,000	60,000	41,260	101,260	38,236	98,236
Total	32,556,840	$1,173,138	$719,577	$1,892,715	$660,439	$1,833,577

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

				Weighted
		Scheduled	Schedule	Average
	Principal	Principal	Interest	Interest
	Balance	Payments	Payments	Rate
Year Ending September 30
2025	1,173,138	-	234,628	20.00%
2026	303,138	870,000	116,628	9.93%
2027	21,000	282,138	54,239	17.89%
2028	-	21,000	4,130	19.67%

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

There were no preferred shares outstanding as of September 30, 2024 and June 30, 2024.

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

No stock based compensation shares were issued during the period.

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

NOTE 10 – COMMON STOCK SHARES

As of September 30, 2024 and June 30, 2024, the Company had both 21,136,888,326 shares issued and outstanding.

1) Shares issued for equity investment

None

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

The following table summarizes the income statement of Purecell.

	From 7/1/2024 to	From 7/1/2023 to
	9/30/2024	6/30/2024
	(Unaudited)	(Unaudited)
Sales	$4,822	$61,457
Gross profit	4,822	61,457
Net loss	(27,238)	(294,904)
51% share	$(13,892)	$(150,401)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero.

	As of September 30,	As of June 30,
	2024	2024
	(Unaudited)	(Unaudited)
Total assets	$2,972,091	$3,092,663
Net assets	1,994,303	2,021,541
51% ownership	1,017,095	1,030,986
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment - accumulated	$(5,450)	(5,450)
Ending balance of investment	-	-

NOTE 12 – INCOME TAXES

As of September 30, 2024, the Company had federal and California income tax net operating loss carryforwards of approximately $8 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2024 and 2023, the Company had unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ending September 30, 2024, the Company recognized approximately $20,639 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Three months ended September 30, 2024
Cash paid for operating lease liabilities	$20,639
Weighted-average remaining lease term	1.04
Weighted-average discount rate	5%
Minimum future lease payments	$39,655

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2025	17,535
2026	22,120
Total minimum payments	39,655
Less: imputed interest	(1,697)
Total lease liability	37,958
Less: short-term lease liability	(16,381)
Long-term lease liability	$21,577

NOTE 14 – CONCENTRATION

Major vendors

For the year ended September 30, 2024, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates.

NOTE 15 – SUBSEQUENT EVENTS

On December 30, 2024, the Company issued 5,200,000 shares of Company common stocks to an investor who advanced the cash during the period for a total of $68,000.

On December 30, 2024, the Company issued 6,800,000 shares of Company common stocks as a gift to a consultant for free.

On December 30, 2024, another investor issued 1,823,282 shares of Company common stocks to an investor for a total of $ 9,116.

On February 24, 2025, the Company received $25,000 for the purchasing of 100,000 shares of Company common stocks. The transfer agent has not issued these shares at the time of this report.

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

Results of Operations

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Sales amounted to $140,126 and $13,808 for the three months ended September 30, 2024 and 2023, respectively. The increase in sales was mainly due to the launch of new products.

Cost of goods sold amounted to $11,335 and $177 for the three months ended September 30, 2024 and 2023, respectively. The increase in the cost of goods sold was mainly due to launching new products.

Gross profit amounted to $128,791 and $13,631 for the three months ended September 30, 2024 and 2023, respectively.

Operating expenses incurred for the three months ended September 30, 2024 and 2023 were $199,650 and $88,569, respectively. The increase was mainly due to increased advertising expense, advertising, and professional expenses.

Our net loss for the three months ended September 30, 2024 and 2023 were $146,967 and $156,980, respectively. The decrease in net loss was mainly due to a decrease in payroll expenses and professional expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concerning basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2024, the Company recorded a net loss of $146,967, used cash to fund operating activities of $95,578 and at September 30, 2024, had a shareholders’ deficit of $5,389,271. For the three months ended September 30, 2023 the Company recorded a net loss of $156,980, used cash to fund operating activities of $46,743 and at September 30, 2023, had a shareholders’ deficit of $4,525,038. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the three months ended September 30, 2024 were primarily met by loans and advances from current majority shareholder. As of September 30, 2024, we had a cash balance of $49,031. Our new majority shareholders will need to provide all of our working capitals going forward.

Liquidity and Capital Resources for the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	For the Three Months Ended
	September 30
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(96,578)	$(46,743)
Net cash provided by financing activities	88,371	44,441
Effect of exchange rate change on cash	1,295	2,778
Net increase (decrease) in cash	(5,912	476
Cash beginning of period	54,943	54,150
Cash end of period	$49,031	$54,626

Operating Activities

Net cash used in operating activities was $96,578 for the three months ended September 30, 2024, an increase of $48,835 compared to cash used in operating activities of $46,743 for the three months ended September 30, 2023. The increase in net cash used in operating activities was mainly due to the increases of short term loan interest and inventory, offset by a decrease in account receivable, an increase in account payable, and supplier advance for the three months ended September 30, 2024 compared to the same period in 2023.

Investing Activities

None.

Financing Activities

Net cash provided by financing activities was $88,371 for the three months ended September 30, 2024, compared to $44,441 net cash provided by financing activities for the three months ended September 30, 2023. The increase in net cash provided by financing activities for the three months ended September 30, 2023 was primarily attributable to a increase in amount of proceeds from issuance of common stocks, short term loan and long term loan.

Financial Position

As of September 30, 2024, we had $49,031 in cash, negative working capital of $3,377,524 and total deficit attributable to owners of the Company of $5,307,214. As of June 30, 2024, we had $54,943 in cash, negative working capital of $3,367,989 and total deficit attributable to owners of the Company of $10,248,681.

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

date

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2024 and 2023, the Company has made provision of $9,400 and $0 for inventory in regards to slow moving or obsolete items. As of September 30, 2024 and June 30, 2024, net inventories amounted to $119,116 and $83,141, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded the valuation allowance against its deferred tax assets of 8,071,201 as of September 30, 2024 and $7,924,234 as of June 30, 2024.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: March 27, 2025	By:	/s/ Quinn Chen
Quinn Chen
Financial Officer