Form 10-Q
period 2024-12-31
America Great Health
filed 2025-04-14
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of April 4, 2025 was 21,202,811,608.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2024	2024
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,040	$54,943
Account receivable, net	36,900	55,100
Inventory	117,161	83,141
Prepaid and other assets	11,595	32,295
TOTAL CURRENT ASSETS	201,696	225,479

Right-of-use asset, net	32,589	43,260
Other assets	11,836	11,836
Property and equipment, net	35,509	42,903

TOTAL ASSETS	$281,630	$323,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,444,921	$1,435,854
Tax payable	2,612	1,685
Short term loan	590,170	606,978
Wage and wage tax payable	303,833	239,066
Other payable	218,935	118,406
Due to related party	1,070,068	1,110,196
Advances from customers	56,570	59,600
Lease liability – current	11,012	21,683
TOTAL CURRENT LIABILITIES	3,698,121	3,593,468

Lease liability - non current	21,577	21,577
Accrued liability	186,455	186,455
Long term loan	1,951,854	1,833,577

TOTAL LIABILITIES	5,858,007	5,635,077

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,150,711,608 and 21,136,888,326 shares issued and outstanding	-	-
Additional paid-in capital	5,096,175	5,019,059
Treasury stock, 52,100,000 shares	-	-
Accumulated other comprehensive income	(2,708)	(1,483)
Accumulated deficit	(10,587,205)	(10,248,681)

Total deficit attributed to owners of the Company	(5,493,738)	(5,231,105)
Non-Controlling interest	(82,639)	(80,494)

TOTAL SHAREHOLDERS’ DEFICIT	(5,576,377)	(5,311,599)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$281,630	$323,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Sales	$90,939	$91,179	$231,065	$104,987

Cost of goods sold	7,842	8,525	19,177	8,702

Gross profit	83,097	82,654	211,888	96,285

Selling, general and administrative expenses
Selling expense	8,456	(3,390)	23,194	(3,326)
General and administrative expense	195,155	239,911	380,067	328,416
	203,611	236,521	403,261	325,090

Loss from operations	(120,514)	(153,867)	(191,373)	(228,805)

Other income (expenses)
Interest income	20	8	38	15
Interest expense	(73,208)	(95,486)	(149,335)	(177,535)
	(73,188)	(95,478)	(149,297)	(177,520)

Loss before income taxes	(193,702)	(249,345)	(340,670)	(406,325)

Income tax provision	-	-	-	-

NET LOSS	$(193,702)	$(249,345)	$(340,670)	$(406,325)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,137,188,832	21,116,255,090	21,137,038,579	21,111,636,619

Less: net loss attributable to non-controlling interest	(582)	(1,045)	(2,146)	(1,648)
Net loss attributed to the owners of the Company	(193,120)	(248,300)	(338,524)	(404,677)
Foreign currency translation	(2,520)	(2,841)	(1,225)	(563)
Comprehensive loss	$(195,640)	(251,141)	(339,749)	(405,240)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the six months ended December 31, 2024 and 2023

(Unaudited)

	Preferred Stock			Common Stock		Treasury Stock			Additional paid-in	Accumulated Other Comprehensive Income/	Accumulated Deficit During	Total Deficit Attributable to the Owners of the	Non- Controlling	Total Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount		Capital	(Loss)	Period	Company	Interest	Deficit
Balance June 30, 2023	-		$-	21,107,018,148	-	-		-	$4,732,477	$(500)	$(9,028,110)	$(4,296,133)	$(74,703)	$(4,370,836)
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	2,778	-	2,778	-	2,778
Net loss	-		-	-	-	-		-	-	-	(156,377)	(156,377)	(603)	(156,980)

Balance September 30, 2023	-		$-	21,107,018,148	$-	-		$-	$4,732,477	$2,278	$(9,184,487)	$(4,449,732)	$(75,306)	$(4,525,038)

Issuance of common stock for debt	-		-	7,000,000	-	-		-	28,000	-	-	28,000	-	28,000
Issuance of common stock for compensation	-		-	6,488,867	-	-		-	25,956	-	-	25,956	-	25,956
Issuance of common stock for cash	-		-	-	-	-		-	100,000	-	-	100,000	-	100,000
Gain/loss on foreign currency transaction	-		-	-	-	-		-	-	(2,841)	-	(2,841)	-	(2,841)
Net loss											(248,300)	(248,300)	(1,045)	(249,345)

Balance December 31, 2023	-		$-	21,120,507,015	-	0		$-	$4,886,433	$(563)	$(9,432,787)	$(4,546,917)	$(76,351)	$(4,623,268)

Balance Jun 30, 2024		$		21,136,888,326		52,100,000	$		$5,019,059	$(1,483)	$(10,248,681)	$(5,231,105)	$(80,494)	$(5,311,599)
Issuance of common stock for cash	-		-	-	-	-		-	68,000	-	-	68,000	-	68,000
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	1,295	-	1,295	-	1,295
Net loss	-		-	-	-	-		-	-	-	(145,404)	(145,404)	(1,563)	(146,967)

Balance September 30, 2024	-		$-	21,136,888,326	$-	52,100,000		$-	$5,087,059	$(188)	$(10,394,085)	$(5,307,214)	$(82,057)	$(5,389,271)

Issuance of common stock for cash	-		-	13,823,282	-	-		-	9,116	-	-	9,116	-	9,116
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	(2,520)	-	(2,520)	-	(2,520)
Net loss	-		-	-	-	-		-	-	-	(193,120)	(193,120)	(582)	(193,702)

Balance December 31, 2024	-		$-	21,150,711,608	$-	52,100,000		$-	$5,096,175	$(2,708)	$(10,587,205)	$(5,493,738)	$(82,639)	$(5,576,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(340,670)	$(406,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,394	7,394
Payment of lease and rent	(41,277)	(33,862)
Changes in operating Assets and Liabilities:
Right of use asset – net	10,671	33,207
Lease liabilities – net	971	(27,562)
Accounts receivable – net	18,200	(23,400)
Advance to suppliers	20,700	-
Other long term asset	-	1,825
Inventory	(34,020)	(25,400)
Accounts payable and accrued expense	38,702	12,785
Supplier advances	(3,030)	(5,584)
Accrued interest for short term loan	31,057	33,270
Accrued interest for long term loan	118,278	114,048
Wage and wage tax payable	64,767	(9,940)
Other payable	100,529	(2,946)
Income tax payable	927	767
Net cash used in operating activities	(6,801)	(331,723)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	77,116	153,956
Repayment of short term loan	(10,750)	(15,215)
Interest payment to short term loan	(37,115)	-
Advance from related party	76,537	342,831
Repayment to related party	(116,665)	(131,680)
Net cash provided by financing activities	(10,877)	349,892

Effect of exchange rate change on cash	(1,225)	(63)

Net increase (decrease) in cash	(18,903)	18,106

Cash beginning of period	54,943	54,150
Cash end of period	$36,040	$72,256

Interest paid	$(37,115)	$-
Taxes paid	$800	$800

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

On November 25,2022, the Company signed a supplementary agreement with Men Hwei Tsai who is an unrelated party. The Company A agrees that if the patent is sold or transferred, Men Hwei Tsai or Men Hwei, Tsai’s successor may receive a 25% gain on the transfer or sale of the interest. The Company agrees to give Men Hwei Tsai an additional 20 million AAGH shares. The Company allows Men Hwei, Tsai to use three years (from November 26, 2022 to November 25, 2025) find investors each with more than US$10 million investment. In case that no investor is found within three years, Men Hwei, Tsai agrees to return the patent to the Company, and both parties will continue to cooperate in accordance with the original contract on May 18, 2021. If Men Hwei Tsai finds an investor with an investment of at least US$10 million within three years, and the process for Men Hwei, Tsai and its investors to apply for a new drug may last for several years, then Men Hwei Tsai agrees that the Company will use the patented technology to develop dietary supplement that are helpful to Alzheimer’s disease. The Company will be responsible for marketing the dietary supplement. Men Hwei Tsai is entitled to commission equalling to 8% of sales price.

On November 26, 2022, the Company signed a supplementary agreement with Men Hwei Tsai who is an unrelated party and transferred pending anti-dementia patent to Men Hwei Tsai for $34,978.48.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2024, the Company recorded a net loss of $340,670, used cash to fund operating activities of $6,801, and had a shareholders’ deficit of $5,576,377. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our cash needs for the six months ended December 31, 2024 were primarily met by loans and advances from the current majority shareholder. As of December 31, 2024, we had a cash balance of $36,040. We intend to finance operating costs over the next twelve months with existing cash on hand and advance from current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Consolidated financial statements (CFS) combine the financial information of a parent company and its subsidiaries into a single report. This report provides a comprehensive view of the entire organization’s financial performance.

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

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

Below is a table with foreign exchange rates used for translation:

	December 31,
	2024
Average Half-Year (average rate)
Chinese Renminbi (RMB)	RMB	7.1754
United States dollar ($)		$1.00

	December 31,
	2024
Half-Year Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.2993
United States dollar ($)		$1.00

Reclassification of Prior period (six months ended December 31, 2023) Presentations

Certain prior period accounts and amounts have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the reported results of operations. Below is the comparison of the reclassification and the original representation of the related accounts and amounts.

Consolidated Statement of Cash Flows

	Reclassified 10-Q	Original 10-Q
	December 31, 2023	December 31, 2023
Cash Flows from Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities
Payment of lease and rent	$(33,862)	$-
Original issue discount on debt	-	28,000
Stock based compensation	-	25,956
Changes in operating assets and liabilities
Right to use asset – net	33,207	-
Lease liabilities – net	(27,562)	-
Account payable and accrued expense	12,785	(15,432)
Accrued interest for short term loan	33,270	-
Accrued interest for long term loan	114,048	-
Wage and wage tax payable	(9,940)	-
Other payable	(2,946)	(12,119)
Income tax payable	767	-
Net cash used in operating activities from continuing operations	(331,723)	(425,085)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	153,956	100,000
Proceeds of long term loan	-	147,318
Net cash provided by financing activities	349,892	443,254

Total	291,892	291,892

Consolidated Statement of Operations and Comprehensive Loss

	Reclassification 10-Q	Original 10-Q
Three Months Ended	December 31, 2023	December 31, 2023
Less: net loss attributable to non-controlling	$(1,045)	$(1,648)
Net loss attributable to the owners of the Company	(248,300)	(247,697)
Comprehensive loss	$(251,141)	$(250,538)

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2024 and June 30, 2024, the Company’s bank account in the United States had $1,234 and $9,355, respectively, within FDIC insurance of $250,000.

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

Product Revenue

A majority of the Company’s sales are for products sold at a point in time when shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment. The Company receives payment for the sale of products at the time customers place orders and payment is required prior to shipment. Any payment received prior to shipment is recognized as a contract liability under the account deferred revenue. The Company does not recognize assets associated with costs to obtain or fulfil a contract with a customer.

Shipping and handling activities are performed by third-party carriers for shipment. The Company accounts for these activities as fulfilment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in the cost of sales for all periods presented.

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of December 31, 2024 net accounts receivable amounted to $36,900, while as of June 30, 2024 net account receivable amounted to $55,100.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. The Company has $3,900 of allowance for bad debt for the three months ended December 31, 2024 and $23,400 as of June 30, 2024.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 3, 2024 and the year ended June 30, 2024, the Company has both $9,400 of inventory valuation reserve.

As of the six months ended on December 31 2024 and the year ended June 30, 2024, inventories comprised:

	December 31, 2024	June 30, 2024
Raw materials	$88,315	$56,435
Finished goods	38,246	36,106
Inventory valuation reserve	(9,400)	(9,400)
Subtotal	$117,161	$83,141

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

As of the six months ended December 31, 2024 and the end of fiscal year 2024, machinery and equipment at cost and accumulated depreciation were:

	December 31, 2024	June 30, 2024
Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(38,434)	(31,040)
Subtotal	$35,509	$42,903

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

As of December 31, 2024, the investment in Purecell Group Pty Ltd account has a zero balance.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2024 and 2023, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records a valuation allowance against its deferred tax assets of $7,972,660   as of December 31, 2024, and $7,924,234 as of June 30, 2024.

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

NOTE 3 – OTHER ASSET

As of December 31, 2024 and June 30, 2024, other assets amounted to $11,836. Other assets consist of the following:

	December 31, 2024	June 30, 2024
Rent deposits	11,836	11,836
Total	11,836	11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2024, the Company’s current majority shareholder advanced $76,537 to the Company as working capital and the Company repaid $116,665 to the shareholder. As of December 31, 2024 and June 30, 2024, the Company owed its current majority shareholder $1,070,068 and $1,110,196, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 for the six months ended December 31, 2024 and 2023.

NOTE 5 – SHORT TERM LOAN

As of December 31, 2024 and June 30, 2024, short term loan principals amounted to $530,000 and $540,750 from unrelated third parties, respectively. Principal repayments for the six months ended December 31, 2024 and 2023 are $10,750 and $0, respectively. Interest expense incurred for the six months ended December 31, 2024 and 2023 amounted to $31,057 and $63,487, respectively.

Short Term Loans

		As of December 31, 2024					As of June 30, 2024
Receiving	Maturity	Principal Balance as of July 1,	Accrued Interest	Principal	Interest	Total As of December 31,	Principal Balance as of July 1,	Accrued Interest	Total as of June 30,	2024 Annualized percentage
Date	Date	2024	Liability	Paid	Paid	2024	2023	Liability	2024	Rate
1/13/2023	1/13/2024	$-	$27,200	$-	$27,200	$-	$-	$27,200	$27,200	20%
1/19/2023	1/18/2024	300,000	42,425	-	-	342,425	300,000	39,028	339,028	13%
2/6/2023	7/2/2024	750	-	750	-	-	750	-	750	316%
2/25/2023	6/24/2023	100,000	17,160	-	2,000	115,160	100,000	-	100,000	24%
3/1/2023	8/31/2023	10,000	1,167	-	833	10,334	10,000	-	10,000	20%
3/1/2023	8/31/2023	50,000	5,833	-	4,167	51,666	50,000	-	50,000	20%
3/1/2023	9/30/2023	30,000	1,406	-	1,187	30,219	30,000	-	30,000	10%
3/1/2023	9/30/2023	50,000	2,094	10,000	1,728	40,366	50,000	-	50,000	10%
Total		$540,750	$97,285	$10,750	$37,115	$590,170	$540,750	$66,228	$606,978

NOTE 6 – LONG TERM LOAN

As of December 31, 2024 and June 30, 2024, long term loan principal both amounted to $1,173,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the six months ended December 31, 2024 and 2023 amounted to $118,278 and $114,048, respectively.

As of December 31, 2024 and June 30, 2024, long term loan consisted of the following:

			As of December 31, 2024		As of June 30, 2024
	Shares pledged	Principal	Accrued interest liability	Balance	Accrued Interest liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$147,288	$347,288	$127,123	$327,123
Received long term loan on June 3, 2021	3,050,000	290,000	207,688	497,688	178,449	468,449
Received long term loan on June 4, 2021	500,000	50,000	35,808	85,808	30,767	80,767
Received long term loan on June 23, 2021	300,000	30,000	21,156	51,156	18,132	48,132
Received long term loan on July 12, 2021	80,000	10,000	6,948	16,948	5,940	15,940
Received long term loan on September 1, 2021	1,540,000	60,000	40,011	100,011	33,962	93,962
Received long term loan on September 22, 2021	500,000	50,000	32,767	82,767	27,726	77,726
Received long term loan on September 27, 2021	500,000	50,000	32,630	82,630	27,589	77,589
Received long term loan on October 29, 2021	161,840	12,138	7,708	19,846	6,485	18,623
Received long term loan on November 9, 2021	500,000	50,000	31,452	81,452	26,411	76,411
Received long term loan on November 16, 2021	1,400,000	140,000	87,529	227,529	73,414	213,414
Received long term loan on November 18, 2021	500,000	50,000	31,205	81,205	26,164	76,164
Received long term loan on November 29, 2021	200,000	20,000	12,362	32,362	10,345	30,345
Received long term loan on November 30, 2021	100,000	10,000	6,175	16,175	5,167	15,167
Received long term loan on October 13, 2022	2,625,000	21,000	9,321	30,321	7,203	28,203
Received long term loan on March 10, 2023	1,000,000	10,000	3,627	13,627	2,620	12,620
Received long term loan on March 14, 2023	1,000,000	10,000	3,605	13,605	2,597	12,597
Received long term loan on March 16, 2023	1,000,000	10,000	3,594	13,594	2,586	12,586
Received long term loan on April 17, 2023	6,000,000	30,000	10,258	40,258	7,233	37,233
Received long term loan on May 9, 2023	1,000,000	10,000	3,299	13,299	2,290	12,290
Received long term loan on June 24, 2021	600,000	60,000	44,285	104,285	38,236	98,236
Total	32,556,840	$1,173,138	$778,716	$1,951,854	$660,439	$1,833,577

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

				Weighted
		Scheduled	Schedule	Average
	Principal	Principal	Interest	Interest
	Balance	Payments	Payments	Rate
Year Ending December 31
2025	1,173,138	-	234,628	20.00%
2026	21,000	1,152,138	170,867	17.89%
2027	-	21,000	4,130	19.66%

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

There were no preferred shares outstanding as of December 31, 2024 and June 30, 2024.

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

No stock-based compensation shares were issued during the period.

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

NOTE 10 – COMMON STOCK SHARES

As of December 31, 2024 and June 30, 2024, the Company had both 21,150,711,608 and 21,136,888,326 shares issued and outstanding, respectively.

	ISSUED DATE	NEW SHARES ISSUED	Accumulated Outstanding Shares
Outstanding shares as of June 30, 2024			21,136,888,326
New shares issued	12/30/2024	2,000,000	21,138,888,326
New shares issued	12/30/2024	2,000,000	21,140,888,326
New shares issued	12/30/2024	1,200,000	21,142,088,326
New shares issued	12/30/2024	6,800,000	21,148,888,326
New shares issued	12/30/2024	1,823,282	21,150,711,608
Total new shares issued from July 1 to December 31, 2024		13,823,282
Outstanding shares as of December 31, 2024			21,150,711,608

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

The following table summarizes the income statement of Purecell.

	From 7/1/2024 to	From 7/1/2023 to
	12/31/2024	6/30/2024
	(Unaudited)	(Unaudited)
Sales	$4,822	$61,457
Gross profit	4,822	61,457
Net loss	(29,838)	(294,904)
51% share	$(15,217)	$(150,401)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero.

	As of December 31,	As of June 30,
	2024	2024
	(Unaudited)	(Unaudited)
Total assets	$3,063,920	$3,092,663
Net assets	2,093,889	2,021,541
51% ownership	1,067,883	1,030,986
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment – accumulated	$(5,450)	(5,450)
Ending balance of investment	-	-

NOTE 12 – INCOME TAXES

As of December 31, 2024, the Company had federal and California income tax net operating loss carryforwards of approximately $8 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2024 and 2023, the Company had unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the six months ending December 31, 2024, the Company recognized approximately $41,277 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six months ended December 31, 2024
Cash paid for operating lease liabilities	$41,277
Weighted-average remaining lease term	0.88
Weighted-average discount rate	5%
Minimum future lease payments	$34,286

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2025	17,535
2026	16,751
Total minimum payments	34,286
Less: imputed interest	(1,697)
Total lease liability	32,589
Less: short-term lease liability	(11,012)
Long-term lease liability	$21,577

NOTE 14 – CONCENTRATION

Major vendors

For the six months ended December 31, 2024, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates.

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

Results of Operations

Results of Operations for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Sales amounted to $231,065 and $104,987 for the six months ended December 31, 2024 and 2023, respectively. The increase in sales was mainly due to the launch of new products.

Cost of goods sold amounted to $19,177 and $8,702 for the six months ended December 31, 2024 and 2023, respectively. The increase in the cost of goods sold was mainly due to launching new products.

Gross profit amounted to $211,888 and $96,285 for the six months ended December 31, 2024 and 2023, respectively.

Operating expenses incurred for the six months ended December 31, 2024 and 2023 were $403,261 and $325,090, respectively. The increase was mainly due to increased advertising expense, advertising, and payroll expense.

Our net loss for the six months ended December 31, 2024 and 2023 were $340,670 and $406,325, respectively. The decrease in net loss was mainly due to an increase in sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concerning basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2024, the Company recorded a net loss of $340,670, used cash to fund operating activities of $6,801   and at December 31, 2024, had a shareholders’ deficit of $5,576,377. For the six months ended December 31, 2023 the Company recorded a net loss of $406,325, used cash to fund operating activities of $331,723 and at December 31, 2023, had a shareholders’ deficit of $4,623,268. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising the additional capital to achieve profitable operations.

Our cash needs for the six months ended December 31, 2024 were primarily met by loans and advances from current majority shareholder. As of December 31, 2024, we had a cash balance of $36,040. Our new majority shareholders will need to provide all of our working capitals going forward.

Liquidity and Capital Resources for the six months ended December 31, 2024 compared to the six months ended December 31, 2023

	For the Six Months Ended
	December 31
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(6,801)	$(331,723)
Net cash provided by financing activities	(10,877)	349,892
Effect of exchange rate change on cash	(1,225)	(63)
Net increase (decrease) in cash	(18,903)	18,106
Cash beginning of period	54,943	54,150
Cash end of period	$36,040	$72,256

Operating Activities

Net cash used in operating activities was $6,801 for the six months ended December 31, 2024, a decrease of $324,922 compared to cash used in operating activities of $331,723 for the six months ended December 31, 2023. The decrease in net cash used in operating activities was mainly due to the decrease of net loss and increases of other account payable and wage payable for the six months ended December 31, 2024 compared to the same period in 2023.

Investing Activities

None.

Financing Activities

Net cash provided by financing activities was $10,877 for the six months ended December 31, 2024, compared to $349,892 net cash provided by financing activities for the six months ended December 31, 2023. The decrease in net cash provided by financing activities for the six months ended December 31, 2024 was primarily attributable to a decrease in amount of proceeds from issuance of common stocks, short term loan and advances from related party.

Financial Position

As of December 31, 2024, we had $36,040 in cash, negative working capital of $3,496,425 and total deficit attributable to owners of the Company of $5,493,738. As of June 30, 2024, we had $54,943 in cash, negative working capital of $3,367,989 and total deficit attributable to owners of the Company of $5,231,105.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2024 and 2023, the Company has made provision of $9,400 and $0 for inventory in regards to slow moving or obsolete items. As of December 31, 2024 and June 30, 2024, net inventories amounted to $117,161 and $83,141, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded the valuation allowance against its deferred tax assets of 7,972,660 as of December 31, 2024 and $7,924,234 as of June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: April 14, 2025	By:	/s/ Mike Q. Wang
Mike Q. Wang
Financial Officer