Form 10-Q
period 2025-03-31
America Great Health
filed 2025-05-15
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of May 12, 2025 was 21,204,811,608. This number includes 52,100,000 shares of treasury shares.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,880	$54,943
Account receivable, net	36,900	55,100
Inventory	107,356	83,141
Prepaid and other assets	15,056	32,295
TOTAL CURRENT ASSETS	196,192	225,479

Right-of-use asset, net	27,153	43,260
Other assets	11,836	11,836
Property and equipment, net	31,812	42,903

TOTAL ASSETS	$266,993	$323,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,439,678	$1,435,854
Tax payable	3,412	1,685
Short term loan	586,221	606,978
Wage and wage tax payable	325,522	239,066
Other payable	214,630	118,406
Due to related party	1,068,085	1,110,196
Advances from customers	65,410	59,600
Lease liability – current	5,576	21,683
TOTAL CURRENT LIABILITIES	3,708,534	3,593,468

Lease liability - non current	21,577	21,577
Accrued liability	186,455	186,455
Long term loan	2,060,036	1,833,577

TOTAL LIABILITIES	5,976,602	5,635,077

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,150,711,608 and 21,136,888,326 shares issued and outstanding	-	-
Additional paid-in capital	5,121,175	5,019,059
Treasury stock, 52,100,000 shares	-	-
Accumulated other comprehensive income	(2,563)	(1,483)
Accumulated deficit	(10,745,604)	(10,248,681)

Total deficit attributed to owners of the Company	(5,626,992)	(5,231,105)
Non-Controlling interest	(82,617)	(80,494)

TOTAL SHAREHOLDERS’ DEFICIT	(5,709,609)	(5,311,599)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$266,993	$323,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Sales	$56,148	$94,032	$287,213	$199,019

Cost of goods sold	6,331	11,921	25,508	20,623

Gross profit	49,817	82,111	261,705	178,396

Selling, general and administrative expenses
Selling expense	14,255	3,998	37,449	672
General and administrative expense	120,881	212,375	500,948	540,791
	135,136	216,373	538,397	541,463

Loss from operations	(85,319)	(134,262)	(276,692)	(363,067)

Other income (expenses)
Interest income	1	22	40	36
Interest expense	(73,059)	(94,267)	(222,394)	(271,802)
	(73,058)	(94,245)	(222,354)	(271,766)

Loss before income taxes	(158,377)	(228,507)	(499,046)	(634,833)

Income tax provision	-	-	-	-

NET LOSS	$(158,377)	$(228,507)	$(499,046)	$(634,833)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,150,711,608	21,133,108,023	21,141,529,720	21,118,741,702

Less: net loss attributable to non-controlling interest	22	(1,957)	(2,123)	(3,606)
Net loss attributed to the owners of the Company	(158,399)	(226,550)	(496,923)	(631,227)
Foreign currency translation	145	366	(1,080)	303
Comprehensive loss	$(158,254)	(226,184)	(498,003)	(630,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the nine months ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock			Common Stock		Treasury Stock			Additional paid-in	Accumulated Other Comprehensive Income/	Accumulated Deficit During	Total Deficit Attributable to the Owners of the	Non- Controlling	Total Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount		Capital	(Loss)	Period	Company	Interest	Deficit
Balance June 30, 2023	-		$-	21,107,018,148	-	-		-	$4,732,477	$(500)	$(9,028,110)	$(4,296,133)	$(74,703)	$(4,370,836)
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	2,778	-	2,778	-	2,778
Net loss	-		-	-	-	-		-	-	-	(156,377)	(156,377)	(603)	(156,980)

Balance September 30, 2023	-		$-	21,107,018,148	$-	-		$-	$4,732,477	$2,278	$(9,184,487)	$(4,449,732)	$(75,306)	$(4,525,038)

Issuance of common stock for debt	-		-	7,000,000	-	-		-	28,000	-	-	28,000	-	28,000
Issuance of common stock for compensation	-		-	6,488,867	-	-		-	25,956	-	-	25,956	-	25,956
Issuance of common stock for cash	-		-	-	-	-		-	100,000	-	-	100,000	-	100,000
Gain/loss on foreign currency transaction	-		-	-	-	-		-	-	(2,841)	-	(2,841)	-	(2,841)
Net loss											(248,300)	(248,300)	(1,045)	(249,345)

Balance December 31, 2023	-		$-	21,120,507,015	-	-		$-	$4,886,433	$(563)	$(9,432,787)	$(4,546,917)	$(76,351)	$(4,623,268)

Issuance of common stock for debt	-		-	62,600,000	-	-		-	-	-	-	-	-	-
Issuance of common stock for compensation	-		-	5,881,311	-	-		-	18,645	-	-	18,645	-	18,645
Issuance of common stock for cash	-		-	-	-	-		-	113,981	-	-	113,981	-	113,981
Treasury stock	-		-	(52,100,000)	-	52,100,000		-	-	-	-	-	-	-
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	366	-	366	-	366
Net loss	-		-	-	-	-		-	-	-	(226,550)	(226,550)	(1,957)	(228,507)

Balance March 31, 2024	-		$-	21,136,888,326	-	52,100,000		-	$5,019,059	$(197)	$(9,659,337)	$(4,640,475)	$(78,308)	$(4,718,783)

Balance June 30, 2024		$		21,136,888,326		52,100,000	$		$5,019,059	$(1,483)	$(10,248,681)	$(5,231,105)	$(80,494)	$(5,311,599)
Issuance of common stock for cash	-		-	-	-	-		-	68,000	-	-	68,000	-	68,000
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	1,295	-	1,295	-	1,295
Net loss	-		-	-	-	-		-	-	-	(145,404)	(145,404)	(1,563)	(146,967)

Balance September 30, 2024	-		$-	21,136,888,326	$-	52,100,000		$-	$5,087,059	$(188)	$(10,394,085)	$(5,307,214)	$(82,057)	$(5,389,271)

Issuance of common stock for cash	-		-	13,823,282	-	-		-	9,116	-	-	9,116	-	9,116
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	(2,520)	-	(2,520)	-	(2,520)
Net loss	-		-	-	-	-		-	-	-	(193,120)	(193,120)	(582)	(193,702)

Balance December 31, 2024	-		$-	21,150,711,608	$-	52,100,000-		$-	$5,096,175	$(2,708)	$(10,587,205)	$(5,493,738)	$(82,639)	$(5,576,377)

Shares reserved for cash	-		-	-	-	-		-	25,000	-	-	25,000	-	25,000
Gain/loss on foreign currency translation	-		-	-	-	-		-	-	145	-	145	-	145
Net loss	-		-	-	-	-		-	-	-	(158,399)	(158,399)	22	(158,377)

Balance March 31, 2025	-		$-	21,150,711,608	$-	52,100,000		$-	$5,121,175	$(2,563)	$(10,745,604)	$(5,626,992)	$(82,617)	$(5,709,609)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(499,046)	$(634,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,091	11,092
Payment of lease and rent	(61,916)	(50,793)
Changes in operating Assets and Liabilities:
Right of use asset – net	16,107	38,412
Lease liabilities – net	1,356	(30,654)
Accounts receivable – net	18,200	(69,800)
Advance to suppliers	17,239	5,369
Other long term asset	-	1,825
Inventory	(24,215)	(24,788)
Accounts payable and accrued expense	48,277	40,254
Supplier advances	5,810	(8,731)
Accrued interest for short term loan	45,934	104,751
Accrued interest for long term loan	176,459	170,050
Wage and wage tax payable	86,456	(9,940)
Other payable	96,224	6,820
Income tax payable	1,727	766
Net cash used in operating activities	(60,297)	(450,200)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	102,116	286,582
Proceeds of short term loan	-	37,475
Repayment of short term loan	(10,750)	(28,332)
Interest payment to short term loan	(55,941)	(55,025)
Proceeds of long term loan	50,000	-
Advance from related party	136,527	383,089
Repayment to related party	(178,638)	(176,303)
Net cash provided by financing activities	43,314	447,486

Effect of exchange rate change on cash	(1,080)	303

Net increase (decrease) in cash	(18,063)	(2,411)

Cash beginning of period	54,943	54,150
Cash end of period	$36,880	$51,739

Interest paid	$(55,941)	$(55,025)
Taxes paid	$1,600	$800

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2025, the Company recorded a net loss of $499,046, used cash to fund operating activities of $60,297, and had a shareholders’ deficit of $5,709,609. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the year ended June 30, 2017, the Company’s former majority shareholder sold his shares to an investor group. The new owners’ plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise the necessary capital to pay ongoing general and administrative expenses of the Company. The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Our cash needs for the nine months ended March 31, 2025 were primarily met by loans and advances from the current majority shareholder. As of March 31, 2025, we had a cash balance of $36,880. We intend to finance operating costs over the next twelve months with existing cash on hand and advances from the current majority shareholder.

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

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

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

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

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

Below is a table with foreign exchange rates used for translation:

	March 31,
	2025
Average Nine Months (average rate)
Chinese Renminbi (RMB)	RMB	7.2097
United States dollar ($)		$1.00

	March 31,
	2025
Nine Months Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.2633
United States dollar ($)		$1.00

Reclassification of Prior period (nine months ended March 31, 2024) Presentations

Certain prior period accounts and amounts have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the reported results of operations. Below is the comparison of the reclassification and the original representation of the related accounts and amounts.

Consolidated Statement of Cash Flows

	Reclassified 10-Q	Original 10-Q
	March 31, 2024	March 31, 2024
Cash Flows from Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities
Payment of lease and rent	$(50,793)	$-
Original issue discount on debt	-	126,981
Stock based compensation	-	44,601
Changes in operating assets and liabilities
Right to use asset – net	38,412	-
Lease liabilities – net	(30,654)	-
Account payable and accrued expense	40,254	(2,781)
Accrued interest for short term loan	104,751	62,201
Wage and wage tax payable	(9,940)	1,219
Other payable	6,820	(3,572)
Income tax payable	766	-
Net cash used in operating activities from continuing operations	(450,200)	(321,167)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	286,582	115,000
Proceeds of short term loan	37,475	25,000
Repayment of short term loan	(28,332)	(23,966)
Interest payment of short term loan	(55,025)	(4,366)
Net cash provided by financing activities	447,486	318,454

Effect of exchange rate change on cash	303	302

Condensed Consolidated Statement of Shareholders’ Deficit

	Preferred Stock		Common Stock		Treasury Stock		Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Deficit
Balance March 31, 2024
Reclassified 10-Q		$-	21,136,888,326	$-	52,100,000	$-	$(78,308)	$(4,718,783)
Original 10-Q		$-	21,188,988,326	$-	-	$-	$(78,309)	$(4,873,784)

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2025 and June 30, 2024, the Company’s bank account in the United States had $2,027 and $9,355, respectively, within FDIC insurance of $250,000.

As of June 30, 2024, the Company had $5,680 in restricted cash, which was due to a processing delay by credit card companies. This amount was subsequently released and deposited into the Company account on July 8, 2024.

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

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of March 31, 2025 net accounts receivable amounted to $36,900. The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. For the year ended March 31, 2025, the Company has $3,900 of allowance for bad debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2025 and the year ended June 30, 2024, the Company has both $9,400 of inventory valuation reserve.

As of the nine months ended on March 31 2025 and the year ended June 30, 2024, inventories comprised:

	March 31, 2025	June 30, 2024
Raw materials	$65,177	$56,435
Finished goods	51,579	36,106
Inventory valuation reserve	(9,400)	(9,400)
Subtotal	$107,356	$83,141

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

As of the nine months ended March 31, 2025 and the end of fiscal year 2024, machinery and equipment at cost and accumulated depreciation were:

	March 31, 2025	June 30, 2024
Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(42,131)	(31,040)
Subtotal	$31,812	$42,903

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

As of March 31, 2025, the investment in Purecell Group Pty Ltd account has a zero balance.

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

Stock-based Compensations

The Company offers restricted stock-based compensation to the employees and contractors. All stock-based compensations are measured based on their values and are expensed over the period during which an employee or a contractor is required to provide service in exchange for the compensation.

Treasury Stock Shares

Treasury shares are recognized at acquisition costs and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the income statement as income or expense from financial assets. As of June 30,2024, there are 52,100,000 treasury stocks held by the Company.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2025 and 2023, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records a valuation allowance against its deferred tax assets of $8,423,280   as of March 31, 2025, and $7,924,234 as of June 30, 2024.

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

NOTE 3 – OTHER ASSETS

As of March 31, 2025 and June 30, 2024, other assets amounted to $11,836. Other assets consist of the following:

	March 31, 2025	June 30, 2024
Rent deposits	11,836	11,836
Total	11,836	11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2025, the Company’s current majority shareholder advanced $136,527 to the Company as working capital and the Company repaid $178,638   to the shareholder. As of March 31, 2025 and June 30, 2024, the Company owed its current majority shareholder $1,068,085 and $1,110,196, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 for the nine months ended March 31, 2025 and 2024.

NOTE 5 – SHORT TERM LOAN

As of March 31, 2025 and June 30, 2024, short term loan principals amounted to $530,000 and $540,750 from unrelated third parties, respectively. Principal repayments for the nine months ended March 31, 2025 and 2024 are $10,750 and $201,941, respectively. Interest paid to the short term loan for the nine months ended March 31, 2025 and 2024 amounted to $55,941 and $55,025, respectively.

Short Term Loans

		As of March 31, 2025					As of June 30, 2024
Receiving	Maturity	Principal Balance as of July 1,	Accrued Interest	Principal	Interest	Total As of March 31,	Principal Balance as of July 1,	Accrued Interest	Total as of June 30,	2024 Annualized percentage
Date	Date	2024	Liability	Paid	Paid	2025	2023	Liability	2024	Rate
1/13/2023	1/13/2024	$-	$27,200	$-	$27,200	$-	$-	$27,200	$27,200	20%
1/19/2023	1/18/2024	300,000	44,086	-	-	344,086	300,000	39,028	339,028	13%
2/6/2023	7/2/2024	750	-	750	-	-	750	-	750	316%
2/25/2023	6/24/2023	100,000	25,626	-	17,160	108,466	100,000	-	100,000	24%
3/1/2023	8/31/2023	10,000	1,667	-	1,250	10,417	10,000	-	10,000	20%
3/1/2023	8/31/2023	50,000	8,333	-	6,250	52,083	50,000	-	50,000	20%
3/1/2023	9/30/2023	30,000	2,250	-	1,749	30,501	30,000	-	30,000	10%
3/1/2023	9/30/2023	50,000	3,000	10,000	2,332	40,668	50,000	-	50,000	10%
Total		$540,750	$112,162	$10,750	$55,941	$586,221	$540,750	$66,228	$606,978	-

NOTE 6 – LONG TERM LOAN

As of March 31, 2025 and June 30, 2024, long term loan principal both amounted to $1,223,138 and $1,173,138, respectively. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the nine months ended March 31, 2025 and 2024 amounted to $176,459 and $170,050, respectively.

As of March 31, 2025 and June 30, 2024, long term loan consisted of the following:

			As of March 31, 2025		As of June 30, 2024
	Shares pledged	Principal	Accrued interest liability	Balance	Accrued Interest liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$157,151	$357,151	$127,123	$327,123
Received long term loan on June 3, 2021	3,050,000	290,000	221,989	511,989	178,449	468,449
Received long term loan on June 4, 2021	500,000	50,000	38,274	88,274	30,767	80,767
Received long term loan on June 23, 2021	300,000	30,000	22,635	52,635	18,132	48,132
Received long term loan on July 12, 2021	80,000	10,000	7,441	17,441	5,940	15,940
Received long term loan on September 1, 2021	1,540,000	60,000	42,970	102,970	33,962	93,962
Received long term loan on September 22, 2021	500,000	50,000	35,233	85,233	27,726	77,726
Received long term loan on September 27, 2021	500,000	50,000	35,096	85,096	27,589	77,589
Received long term loan on October 29, 2021	161,840	12,138	8,307	20,445	6,485	18,623
Received long term loan on November 9, 2021	500,000	50,000	33,918	83,918	26,411	76,411
Received long term loan on November 16, 2021	1,400,000	140,000	94,433	234,433	73,414	213,414
Received long term loan on November 18, 2021	500,000	50,000	33,671	83,671	26,164	76,164
Received long term loan on November 29, 2021	200,000	20,000	13,348	33,348	10,345	30,345
Received long term loan on November 30, 2021	100,000	10,000	6,668	16,668	5,167	15,167
Received long term loan on October 13, 2022	2,625,000	21,000	10,356	31,356	7,203	28,203
Received long term loan on March 10, 2023	1,000,000	10,000	4,120	14,120	2,620	12,620
Received long term loan on March 14, 2023	1,000,000	10,000	4,098	14,098	2,597	12,597
Received long term loan on March 16, 2023	1,000,000	10,000	4,088	14,088	2,586	12,586
Received long term loan on April 17, 2023	6,000,000	30,000	11,737	41,737	7,233	37,233
Received long term loan on May 9, 2023	1,000,000	10,000	3,792	13,792	2,290	12,290
Received long term loan on June 24, 2021	600,000	60,000	47,244	107,244	38,236	98,236
Received long term loan on March 19, 2025	5,000,000	50,000	329	50,329	-	-
Total	37,556,840	$1,223,138	$836,898	$2,060,036	$660,439	$1,833,577

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

				Weighted
		Scheduled	Scheduled	Average
	Principal	Principal	Interest	Interest
	Balance	Payments	Payments	Rate
Year Ending March 31
2026	1,193,138	30,000	253,756	21.27%
2027	71,000	1,122,138	898,635	35.54%
2028	50,000	21,000	22,631	9.35%
2029	50,000	-	10,000	20.00%
2030	-	50,000	9,996	19.28%

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

There were no preferred shares outstanding as of March 31, 2025 and June 30, 2024.

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

NOTE 10 – COMMON STOCK SHARES

As of March 31, 2025 and June 30, 2024, the Company had both 21,150,711,608 and 21,136,888,326 shares issued and outstanding, respectively.

	ISSUED DATE	NEW SHARES ISSUED	Accumulated Outstanding Shares
Outstanding shares as of June 30, 2024			21,136,888,326
New shares issued	12/30/2024	2,000,000	21,138,888,326
New shares issued	12/30/2024	2,000,000	21,140,888,326
New shares issued	12/30/2024	1,200,000	21,142,088,326
New shares issued	12/30/2024	6,800,000	21,148,888,326
New shares issued	12/30/2024	1,823,282	21,150,711,608
Total new shares issued from July 1 to March 31, 2025		13,823,282
Outstanding shares as of March 31, 2025			21,150,711,608

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

The following table summarizes the income statement of Purecell.

	From 7/1/2024 to	From 7/1/2023 to
	3/31/2025	6/30/2024
	(Unaudited)	(Unaudited)
Sales	$4,822	$61,457
Gross profit	4,822	61,457
Net profit/(loss)	14,809	(294,904)
51% share	$7,552	$(150,401)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero.

	As of March 31,	As of June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Total assets	$3,105,916	$3,092,663
Net assets	2,138,536	2,021,541
51% ownership	1,090,653	1,030,986
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment – accumulated	$(5,450)	(5,450)
Ending balance of investment	-	-

NOTE 12 – INCOME TAXES

As of March 31, 2025, the Company had federal and California income tax net operating loss carryforwards of approximately $8 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended March 31, 2025 and 2024, the Company had unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ending March 31, 2025, the Company recognized approximately $61,916 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine months ended March 31, 2025
Cash paid for operating lease liabilities	$61,916
Weighted-average remaining lease term	0.88
Weighted-average discount rate	5%
Minimum future lease payments	$28,133

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2025	21,189
2026	6,944
Total minimum payments	28,133
Less: imputed interest	(980)
Total lease liability	27,153
Less: short-term lease liability	(5,576)
Long-term lease liability	$21,577

NOTE 14 – CONCENTRATION

Major vendors

For the nine months ended March 31, 2025, no vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates.

NOTE 15 – SUBSEQUENT EVENTS

On April 8, 2025, the Company signed a loan agreement of $100,000 from an unrelated party.   The loan has an annual interest rate of 20%. The principal and interest of $200,000 are due in five years. The unrelated party would receive 12,000,000 shares designated by the Company. The shares issued are restricted and will be returned to the Company after the principal and interest are paid in full. During the investment period, if the stock can normally be traded in the stock market, and the market value of this part of AAGH stock exceeds the principal and interest of loan for 30 consecutive trading days, the lender will go to the stock market to cash it out in accordance with SEC regulations, and both parties' claims and debts will be settled. The Company no longer assumes any responsibility for the $200,000 debt returned on the maturity date, nor does it have any rights to the 12 million shares of AAGH that are used as collateral. As of the issue of this Form 10Q the 12,000,000 shares have not been issued.

On April 14, 2025, 100,000 shares were issued to an unrelated party who purchased the shares at $25,000 in February 25, 2025.

On April 14, 2025, 1,900,000 shares were issued to an unrelated party for introducing the parties to purchase the Company’s stocks.

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

Results of Operations

Results of Operations for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Sales amounted to $287,213 and $199,019 for the nine months ended March 31, 2025 and 2024, respectively. The increase in sales was mainly due to the launch of new products.

Costs of goods sold amounted to $25,508 and $20,623 for the nine months ended March 31, 2025 and 2024, respectively. The increase in the cost of goods sold was mainly due to launching new products.

Gross profit amounted to $261,705 and $178,396 for the nine months ended March 31, 2025 and 2024, respectively.

Operating expenses incurred for the nine months ended March 31, 2025 and 2024 were $538,397 and $541,463, respectively..

Our net loss for the nine months ended March 31, 2025 and 2024 were $499,046   and $634,833, respectively. The decrease in net loss was mainly due to an increase in sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concerning basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2025, the Company recorded a net loss of $499,046, used cash to fund operating activities of $60,297 and at March 31, 2025, had a shareholders’ deficit of $5,709,609. For the nine months ended March 31, 2024 the Company recorded a net loss of $634,833, used cash to fund operating activities of $450,199 and at March 31, 2024, had a shareholders’ deficit of $4,718,783. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the nine months ended March 31, 2025 were primarily met by loans and advances from current majority shareholder. As of March 31, 2025, we had a cash balance of $36,880. Our new majority shareholders will need to provide all of our working capitals going forward.

Liquidity and Capital Resources for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

	For the Nine Months Ended
	March 31
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(60,297)	$(450,200)
Net cash provided by financing activities	43,314	447,486
Effect of exchange rate change on cash	(1,080)	303
Net increase (decrease) in cash	(18,063)	(2,411)
Cash beginning of period	54,943	54,150
Cash end of period	$36,880	$51,739

Operating Activities

Net cash used in operating activities was $60,297 for the nine months ended March 31, 2025, a decrease of $389,903   compared to cash used in operating activities of $450,200   for the nine months ended March 31, 2024. The decrease in net cash used in operating activities was mainly due to the decrease of net loss and increases of other account payable and wage payable for the nine months ended March 31, 2025 compared to the same period in 2024.

Investing Activities

None.

Financing Activities

Net cash provided by financing activities was $43,314 for the nine months ended March 31, 2025, compared to $447,486 net cash provided by financing activities for the nine months ended March 31, 2024. The decrease in net cash provided by financing activities for the nine months ended March 31, 2025 was primarily attributable to a decrease in amount of proceeds from issuance of common stocks, short term loan and advances from related party.

Financial Position

As of March 31, 2025, we had $36,880 in cash, negative working capital of $3,512,342 and total deficit attributable to owners of the Company of $5,626,992. As of June 30, 2024, we had $54,943 in cash, negative working capital of $3,367,989 and total deficit attributable to owners of the Company of $5,231,105.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2025 and 2024, the Company has made provision of $9,400 and $0 for inventory in regards to slow moving or obsolete items. As of March 31, 2025 and June 30, 2024, net inventories amounted to $107,356 and $83,141, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded the valuation allowance against its deferred tax assets of 8,423,280   as of March 31, 2025 and $7,924,234 as of June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: May 15, 2025	By:	/s/ Mike Q. Wang
Mike Q. Wang
Chief Financial Officer