Form 10-K
period 2025-06-30
America Great Health
filed 2026-04-10
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from theirobligations under those Sections.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of April 10, 2026 was 21,204,811,608.This number includes 52,150,000 shares of treasury shares.

FORM 10-K

For the Year Ended June 30, 2025

i

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

ii

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

On November 15, 2021, the Company set up a 100% owned subsidiary GOF Biotechnologies Inc. GOF is 75% majority owned (60,000,000 shares of common stock) by the Company and the remaining 25% of its issued and outstanding shares (20,000,000 shares of common stock) are held by Men Hwei, Tsai. On December 31, 2021, the Company entered into a Supplementary Agreement with Zhigong Lin to amend his prior employment agreement with the Company dated August 31, 2021. The Supplement Agreements provides, inter alia, that Zhigong Lin would be appointed Chief Executive Officer of GOF. The employment agreement and the supplement agreement had both been terminated without any liabilities and obligations to the Company and Zhigong Lin.

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

The Company under the new management has focused its business in the health industry. With the asset acquisition from Wang’s Property Investment & Management LLC, the Company attempted to diversify its business into property investment and management. By the early May 2022, the acquisition had been ceased by both sides.

Apart from the investment in Purecell and the setting up of the JV Company, the Company is planning to make additional acquisitions. We have approached several health-related companies in Asia Pacific and met the management of potential acquisition targets. Rapid economic advances in Asia Pacific in the last 20 years have greatly improved the living standards in Asia Pacific. This in turn brings demand in healthcare products and services. The Company feels strongly that despite the challenges of cross-border business, it might be able to acquire some good growth companies and bring good value to our stockholders.

Our mission is to invest in innovative technologies integrated with business development in the healthcare ecosystem.

We are focused on protein and peptide small molecular drugs research and development, diagnostic and medical devices with AI cloud computing, cell therapy, and re-generational medicine and supplements manufacturing and sales.

Employees and Outside Services

The company has five (5) full-time employees as of report date. Remaining administrative (non-policy making) officers and consultants and technical personnel such as marketing specialists are being compensated as independent contractors. We pay these people on a contract basis as required.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “AAGH”. There has been limited trading of the common stock from December 2, 2013 (Inception) through June 30, 2025. The last sale price of our common stock on June 30, 2025, was 0.0002 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended June 30, 2025 and 2024, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended June 30,	Period	High	Low
2025	First Quarter	$0.0031	$0.0018
	Second Quarter	$0.0028	$0.0001
	Third Quarter	$0.0006	$0.0001
	Fourth Quarter	$0.0057	$0.0002

2024	First Quarter	$0.0079	$0.0002
	Second Quarter	$0.0210	$0.0024
	Third Quarter	$0.0210	$0.0011
	Fourth Quarter	$0.0040	$0.0001

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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of June 30, 2025, there were approximately 883shareholders of record holding 21,152,711,608 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of June 30, 2025. This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	0	$0.00	0

Total	0	$0.00	0

Company repurchases of common stock during the year ended June 30, 2025

None

Performance Graphic

This item is not required to provide a performance graph since it is a “smaller reporting company” as defined in Exchange Act Regulation S-K Rule 10(f).

Share issuances in year ended June 30, 2025

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

Results of Operations

Results of Operations for the year ended June 30, 2025 compared to the year ended June 30, 2024.

Sales amounted to $391,743 and $294,670 for the years ended June 30, 2025 and 2024, respectively.The increase in sales was mainly due to the launch of new products.

Cost of goods sold amounted to $52,622 and $124,920 for the years ended June 30, 2025 and 2024, respectively.The decrease in the cost of goods sold was mainly due to an one time process of the expired products with $103,810 COGS in June 19, 2024..

Gross profit amounted to $339,121 and $169,750 for the years ended June 30, 2025 and 2024, respectively.

Operating expenses for the year ended June 30, 2025 and 2024 were $722,056 and $952,450, respectively. The decrease was mainly due to decreased selling expenses, office expenses, professional expenses, reserve expenses, and stock compensation expenses.

Our net loss for the year ended June 30, 2025 and 2024 was $721,242 and $1,226,362, respectively. The decrease in net loss was mainly due to the increased cost of goods sold, selling expenses, and operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying Consolidated Financial Statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2025 the Company recorded a net loss of $721,242, used cash to fund operating activities of $322,862 and at June 30, 2025, had a shareholders’ deficit of $5,743,827. For the year ended June 30, 2024, the Company recorded a net loss of $1,226,362, used cash to fund operating activities of $615,627, and on June 30, 2024, had a shareholders’ deficit of $5,125,144. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the year ended June 30, 2025 were primarily met by loans and advances from our current majority shareholder. As of June 30, 2025, we had a cash balance of $44,056. Our future majority shareholders will need to provide all of our working capital going forward.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the year ended June 30, 2025 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financial Position

As of June 30, 2025, we had $44,056 in cash, a working capital deficit of $3,584,235 and an accumulated deficit of $10,781,345.

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

Level 1— Quoted prices in active markets for identical assets or liabilities.

Level 2— Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3— Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash, accounts payable, loans, and stocks for investment. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the year ended June 30, 2025 and 2024, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	June 30
	2025	2024
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Total weighted average common shares outstanding – basic and diluted	21,144,246,300	21,123,253,567

Antidilutive securities not included:
Stock options	-	-
Stock options arising from convertible note payable and accrued interest	-	-
Restricted stock grants	18,843,025,682	18,127,152,400
Convertible preferred stock	-	-
Total	18,843,025,682	18,127,152,400

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2025 and 2024.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of June 30, 2025.

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

Name	Position with the Company	Age	Period

Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer	70	2017 – Present
Rex Chang	Director	74	2018 – Present
Aihua Guo	Director	51	2020 – Present
Peter Britton	Director	73	2020 – Present
Jiaxin Xue	Director	49	2018 – Present

Name	Position with the Company and Principal Occupations
Mike Wang	Chairman of the Board of Directors, President, Chief Executive Officer since 2017. Mr. Wang has served as the Chief Financial Officer of our company since June 2025. He has been working in the health supplements business for about 20 years. From 2012 to present, he worked as the vice-president of the American Nutrition and Health Association. From 2013 to present, he worked as the president of the Health & Beauty Group Inc. From 2016 to present, he worked as our President, Chief Executive Officer and Chief Financial Officer.

Rex Chang	Director Mr. Rex Chang is an experienced GPA Consultant and an international trade specialist. He started in manufacturing facilities, well-trained in commercial and industrial, import-export, QC/QA, marketing development and government procurement. Mr. Chang served as Chief Executive Officer in U. S. Asia Chamber of Commerce, and Chief Executive Officer- Asian Marketing in U.S. Foods International. He also served as Chief Executive Officer of New Cathay International Development Corp. Mr. Chang is consultant to the Center for International Trade Development and Taiwan Trade Center.

Aihua Guo	Director Ms. Aihua Guo is an entrepreneur and founder of Hong Kong-based Brilliant Health Co., Ltd., which she founded in 2018. She has been the standing editor of Chinese Journals of Tissue Engineering and Aesthetic Plastic Surgery since 2018. She has also been the visiting professor of Galway Institute of Regenerative Medicine in Ireland and CEO of Pure Athesthetic Co., Ltd. of Hong Kong since 2017. From 2016 to 2018, Ms. Guo served as the business director of China Regenerative Medicine International Co., Ltd. She has been the members of British Blood Transfusion Association, Illouz Foundation France and China Plastic Surgery Association since 2015. Ms. Guo obtained her MD of Plastic Surgery in 2012 and PhD of Immunology of Transplantation and Ophthalmology in 2007.

Peter Britton	Director. Mr. Peter Britton is the founder and board chairman of Purecell Group, co-inventor of UCF (Umbilical Cord Factors) global patent, and international expert on translational cellular regenerative medicine. He is the director and chief scientist of Purcell in the development, commercialization and multiple medical applications of Purecell patented anti-aging products and technologies including UCF, Exosome, NAD+, SKQ1 and Liposome. He currently serves as the chief scientist and director of the joint-venture between Purecell and BoaoYiling Life Care Center in China, which leads the world-first officially-approved medical application and commercialization of UCF technology in the field of degenerative joint disease. He is also the founder of Hong Kong-based N Cell, a leading provider of proteomic analysis for Asian market since 2016, and has been the founding member of the Sino-Australian Stem Cell Centre of Excellence with Peking University since 2015. Mr. Peter Britton graduated with a bachelor’s degree from the University of Sydney, and obtained post graduate work at the University of Bern in Switzerland.

Jiaxin Xue	Director. Mr. Jiaxin Xue is graduate of Henan Medical University. He also obtain Doctor degree in Natural Medicine from American Naturopathic University, Master’s degree in Social Medicine and Health Management from Peking Union Medical College, Mr. Xue obtained PhD degree in Social Economics, School of Philosophy and Sociology from Beijing Normal University. He is an experienced specialist involves comprehensive fields such as medical treatment, medicine, health, rehabilitation, and elderly care. From 2007 to 2008, Mr. Xue was the Deputy Director of the Chinese Red Cross Rescue Training Department, Vice President of the Business Development Department of Haihong Pharmaceutical Holdings; in 2009 Mr. Xue founded Mai Dingsheng International Medical Investment Service Agency. From 2014 to the present, Mr. Xue is the Deputy Dean of the International College of Natural Therapy, Executive Vice President of the Zhongguancun Industry Integration and Transformation Promotion Association and Chairman of the International Medical Care Industry Committee, Deputy Director of the Chronic Disease Prevention Fund Management Committee of the China Medical and Health Development Foundation, Chinese Nationality Deputy Director of the Internet + Medical Work Committee of the Health Association, Deputy Director of the Clinical Medicine Center of the Research Institute of the National Health Commission.

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

Audit Committee Financial Expert

The Company does not have either an Audit Committee or a financial expert on the Board of Directors (BOD). The BOD believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, on the fiscal year ended June 30, 2025, the two board members, Mr. Peter Britton, Ms. Aihua Guo did not file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and Chief Financial Officer in the years ended June 30, 2025 and 2024 (“Named Executive Officers”):

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Mike Q. Wang President/CEO	2025	$54,000	-	-	-	-	-	-	$54,000

	2024	$54,000	-	-	-	-	-	-	$54,000

Quinn Chen CFO (resigned on 6/2/2025)	2025	$5,538	-	-	-	-	-	-	$5,538

	2024	$11,077	-	-	-	-	-	-	$11,077

Employment Contracts

We currently do not have any written employment agreements with our executive officers.

Director Compensation

None of our directors was compensated for their services to the board other than Ms. Aihua Guo was paid $- and $6,199 respectively for the years ended June 30, 2025 and 2024.

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

High level of financial literacy	Mike Q. Wang	Quinn Chen (resigned on 6/2/2025)
X
Extensive knowledge of the Company’s business	X	X
Marketing/Marketing related technology experience	X
Relevant Chief Executive/President or like experience	X	X
Corporate Governance expertise	X	X

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries), has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings

The BOD held twomeetings during FY 2025.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the BOD.

Board Leadership Structure and Role in Risk Oversight

Mr. Mike Q. Wang is our Chairman, Chief Executive Officer, and Chief Finance Officer. As a main officer and director, Mr. Wang, by default, serves as our business and industry leader most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing and approving all proposed related party transactions;

●	discussing the annual financial statements with the management; and

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

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

CERTAIN BENEFICIAL OWNERS

		Amount and
		nature of
		beneficial	Percent
Name	Office	owner (1)	of class

Mike Q. Wang	Chief Executive Officer, Director	793,359,765	3.74%
Rex Chang	Director	202,500,000	0.96%
Aihua Guo	Director	314,773,937	1.49%
Peter Britton	Director	--	--
Jiaxin Xue	Director	627,000,000	2.96%

All officer and directors as a group (5 person)	N/A	1,937,633,702	9.14%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2025, the Company’s current majority shareholder advanced $635,044 to the Company as working capital and the Company repaid $493,601 to the shareholder. As of June 30, 2025 and 2024, the Company owed its current majority shareholder and other related $1,251,639 and $1,110,196 respectively. The advances are non-interest bearing and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its current principal accountant, Greengrowth CPAs:

Type of Services Rendered	2025	2024

Audit Fees	$61,250	$34,250
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Disclaimer of Opinion on the Financial Statements

We were engaged to audit the accompanying balance sheet of America Great Health (the "Company") as of June 30, 2025 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). As described in the following paragraph, because the Company failed to provide supporting documentation for certain 2025 expense transactions, an appropriate analysis over the consolidation of Purecell Group, and unable to provide sufficient appropriate audit evidence regarding opening balances as of July 1, 2024, we were not able to apply other auditing procedures to satisfy ourselves as to the occurrence and valuation of expenses, accuracy on the non-consolidation position of Purecell and to satisfy ourselves as to those opening balances, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

The Company was unable to provide sufficient appropriate audit evidence regarding opening balances as of July 1, 2024 to enable us to determine whether any adjustments might have been necessary to the amounts reported in the balance sheet as of June 30, 2025, or to the results of operations and cash flows for the year then ended. Further, appropriate documentation to substantiate the existence of expenses is not available. The Company's records do not permit the application of other auditing procedures to expenses. In addition, the Company failed to provide an appropriate analysis over the consolidation of Purecell Group.

The financial statements of America Great Health as of and for the year ended June 30, 2024 were audited by us, and we expressed a disclaimer of opinion on those financial statements in our report dated February 24, 2025, because the Company did not provide proof of delivery or other evidence of transfer of control necessary to determine whether revenue was recognized appropriately under ASC 606: Revenue Recognition and failed to provide supporting documentation for expense transactions for which we were not able to apply other auditing procedures to satisfy ourselves as to the occurrence and valuation of sales and expenses. Accordingly, we do not express an opinion on the June 30, 2024 financial statements presented for comparative purposes.

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

Basis for Disclaimer of Opinion

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

April 10, 2026

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

America Great Health and Subsidiaries

Consolidated Balance Sheets

	As of June 30, 2025 (unaudited)	As of June 30, 2024 (unaudited)
ASSETS
CURRENT ASSETS
Cash	$44,056	$54,943
Account receivable, net	-	55,100
Inventory	164,651	83,141
Prepaid and other assets	28,005	32,295
TOTAL CURRENT ASSETS	236,712	225,479

Right-of-use asset, net	25,154	43,260
Other assets	11,836	11,836
Property and equipment, net	28,115	42,903

TOTAL ASSETS	$301,817	$323,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,489,322	$1,435,854
Tax payable	3,836	1,685
Short term loan	595,072	606,978
Other payable	18,896	118,406
Wage and wage tax payable	359,006	239,066
Due to related party	1,251,639	1,110,196
Advances from customers	78,022	59,600
Lease liability – current	25,154	21,683
TOTAL CURRENT LIABILITIES	3,820,947	3,593,468

Lease liability – non-current	-	21,577
Long term loan	2,224,697	1,833,577
Total Non-Current liabilities	2,224,697	1,855,154

TOTAL LIABILITIES	6,045,644	5,448,622

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT

Redeemable, convertible preferred stock, 10,000,000 shares authorized: Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,152,711,608 and 21,136,888,326 shares issued and Outstanding	-	-
Additional paid-in capital	5,121,175	5,019,059
Treasury stock: 52,150,000 shares as of June 30, 2025 and 52,100,000 as of June 30, 2024	-	-
Accumulated other comprehensive income	(1,040)	(1,483)
Accumulated deficit	(10,781,345)	(10,062,226)
Total deficit attributable to owners of the Company	(5,661,210)	(5,044,650)
Non-controlling interest	(82,617)	(80,494)

TOTAL SHAREHOLDERS’ DEFICIT	(5,743,827)	(5,125,144)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$301,817	$323,478

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Operations and

Comprehensive Loss

	For the Years ended
	June 30,
	2025 (unaudited)	2024 (unaudited)

Sales	$391,743	$294,670

Cost of goods sold	52,622	124,920

Gross profit	339,121	169,750

Selling, general and administrative expenses
Selling expense	50,866	95,835
General and administrative expense	671,190	856,615
	722,056	952,450

Loss from operations	(382,935)	(782,700)

Other income (expenses)
Interest income	46	61
Interest expense	(338,353)	(443,723)
	(338,307)	(443,662)

Loss before income taxes	(721,242)	(1,226,362)

NET LOSS	$(721,242)	$(1,226,362)

BASIC AND DILUTED LOSS PER SHARE	-	$-

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,144,246,300	21,123,253,567

Non-controlling interest share of loss	(2,123)	(5,791)
Net loss attributed to the owners of the Company	(719,119)	(1,220,571)
Foreign currency transaction	(443)	983
Comprehensive loss	(719,562)	(1,219,588)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries Consolidated Statements of Changes in Shareholders’ Deficit
For the Years ended June 30, 2025 (unaudited) and 2024 (unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated Deficit During	Total Deficit Attributable to the Owners of the	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Period	Company	Interest	Deficit
Balance June 30, 2023	-	$-	21,107,018,148	-	-	$-	$4,732,477	$(500)	$(8,841,655)	$(4,109,678)	$(74,703)	$(4,184,381)
Issuance of common stock for debt	-	-	8,000,000	-		-	-	-	-	-	-	-
Issuance of common stock for
equity investment	-	-	10,500,000	-	-	-	115,000	-	-	115,000	-	115,000
Issuance of common stock for compensation	-	-	11,370,178	-	-	-	123,582	-	-	123,582	-	123,582
Treasury shares	-	-	-	-	52,100,000	-	-	-	-	-	-	-
Gain/loss on exchange rate	-	-	-	-	-	-	-	(983)	-	(983)	-	(983)
Original issue discount on debt	-	-	-	-	-	-	48,000	-		48,000	-	48,000
Net loss	-	-	-	-	-	-	-	-	(1,220,571)	(1,220,571)	(5,791)	(1,226,362)
Balance June 30, 2024	-	$-	21,136,888,326	$-	52,100,000	$-	$5,019,059	$(1,483)	$(10,062,226)	$(5,044,650)	$(80,494)	$(5,125,144)

Balance June 30, 2024	-	$-	21,136,888,326	$-	52,100,000	$-	$5,019,059	$(1,483)	$(10,062,226)	$(5,044,650)	$(80,494)	$(5,125,144)
Issuance of common stock for cash	-	-	7,123,282	-	-	-	102,116	-	-	102,116	-	102,116
Issue of common stock for service	-	-	8,700,000	-	-	-	-	-	-	-	-	-
Treasury shares	-	-	-	-	50,000	-	-	-	-	-	-	-
Gain/loss on exchange rate	-	-	-	-	-	-	-	443	-	443	-	443
Net loss	-	-	-	-	-	-	-	-	(719,119)	(719,119)	(2,123)	(721,242)
Balance June 30, 2025	-	$-	21,152,711,608	$-	52,150,000	$-	$5,121,175	$(1,040)	$(10,781,345)	$(5,661,210)	$(82,617)	$(5,743,827)

The accompanying notes are an integral part of these consolidated financial statements.

America Great Health and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2025 (unaudited)	2024 (unaudited)
Cash Flows from Operating Activities
Net loss	$(721,242)	$(1,226,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,788	14,789
Original issue discount	-	48,000
Stock compensation	-	123,582
(Reversal)/Increase of inventory provision	(400)	9,400
Payment of lease and rent	(82,578)	(80,438)
Changes in operating Assets and Liabilities:
Right of use asset – net	18,106	(1,342)
Lease liabilities – net	5,202	47,207
Account receivable – net	55,100	(55,100)
Prepaid expenses and other assets	4,290	(15,331)
Inventory	(81,110)	15,810
Accounts payable and accrued expense	112,738	19,853
Customer advances	18,422	(8,731)
Accrued interest for short term loan	60,121	117,845
Accrued interest for long term loan	241,120	261,789
Tax payable	2,151	800
Other payable	(99,510)	90,830
Wage and wage tax payable	119,940	21,772

Net cash used in operating activities from continuing operations	(332,862)	(615,627)

Net cash used in operating activities	(332,862)	(615,627)

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	102,116	115,000
Proceeds of short term loan	-	37,475
Repayment of short term loan	(10,750)	(201,941)
Interest payment to short term loan	(61,277)	(73,403)
Proceeds of long term loan	150,000	60,000
Repayment of long term loan	-	(10,000)
Interest payment to long term loan	-	(3,000)
Advances from related party	635,044	969,868
Repayment to related party	(493,601)	(276,596)
Net cash provided by financing activities	321,532	617,403

Net (decrease) increase in cash	(11,330)	1,776

Cash beginning of period	54,943	54,150
Effect of foreign currency translation	443	(983)
Cash end of period	$44,056	$54,943

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	61,277	76,403
Taxes paid	$800	$800

Non-cash investing and financing information:	-	-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA GREAT HEALTH AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying CFS, the Company has incurred recurring net losses. For the year ended June 30, 2025, the Company recorded a net loss of $721,242 used cash to fund operating activities of $332,862, and on June 30, 2025, had a shareholders’ deficit of $5,743,827. These factors create substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s cash needs for the 12 months ended June 30, 2025 were primarily met by loans and advances from the current majority shareholder. As of June 30, 2025, the Company had a cash balance of $44,056. The Company intends to finance operating costs over the next twelve months with existing cash on hand and advance from the current majority shareholder.

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

Below is a table with foreign exchange rates used for translation:

	June 30,
Average Yearly (average rate)	2025
Chinese Renminbi (RMB)	RMB	7.2140
United States dollar ($)		$1.00

	June 30,
Year Ended (Closing rate)	2025
Chinese Renminbi (RMB)	RMB	7.1639
United States dollar ($)		$1.00

Reclassification of Prior period (twelve months ended June 30, 2024) Presentations

Certain prior period accounts and amounts have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the reported results of operations. Below is the comparison of the reclassification and the original representation of the related accounts and amounts.

Consolidated Balance Sheet

	Reclassified 10-K	Original 10-K
	June 30, 2024	June 30, 2024
Other payable	$118,406	$357,472
Wage and wage tax payable	239,066	-

Consolidated Statement of Cash Flow

	Reclassified 10-K	Original 10-K
	June 30, 2024	June 30, 2024
Other payable	$90,830	$112,602
Wage and wage tax payable	21,772	-

Adjustment of prior period financial statements

During the preparation of consolidated financial statements of the Company for the year ended June 30, 2025, the Company’s management identified that the treatment of accrued liabilities and management fees, during the years ended in June 30, 2022, and 2023, were improperly recognized due to post close year-end adjustments. The balance of accrued liabilities and management fees should have been eliminated in consolidation. The correction of these balances did not have an impact on the Company’s financial position in those fiscal years.

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2025 and 2024, the Company’s bank account in the United States had $14,333 and $9,335, respectively, under FDIC insurance of $250,000.

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

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of June 30, 2025 net accounts receivable amounted to $-.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. For the year ended June 30, 2025, the Company has $3,900 of allowance for bad debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the year ended June 30, 2025, the Company has $9,000 of inventory valuation reserve.

At the end of fiscal years 2025 and 2024, inventories comprised:

	June 30,	June 30,
	2025	2024

Raw materials	$72,446	$56,435
Finished goods	101,205	36,106
Inventory valuation reserve	(9,000)	(9,400)
Subtotal	$164,651	$83,141

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

At the end of fiscal years 2025 and 2024, machinery and equipment at cost and accumulated depreciation were:

	June 30,	June 30,
	2025	2024

Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(45,828)	(31,040)
Subtotal	$28,115	$42,903

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

The Company’s financial instruments include cash, accounts payable., loans, and stocks for investment Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing the income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2025 and 2024, as there are no potential shares outstanding that would have a diluted effect.

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

In November 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – OTHER ASSET

As of June 30, 2025 and 2024, other assets amounted to $11,836 for both years. Other assets consist of the following:

	June 30,	June 30,
	2025	2024
Rent deposits	11,836	11,836
Total	11,836	11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2025, the Company’s current majority shareholder advanced $635,044 to the Company as working capital and the Company repaid $493,601 to the shareholder. As of June 30, 2025 and 2024, the Company owed its current shareholder of $1,251,639 and $1,110,196 respectively. The advances are non-interest bearing and are due on demand.

NOTE 5 – SHORT TERM LOAN

As of June 30, 2025 and 2024, short term loan principals amounted to $530,000 and $540,750 from unrelated third parties, respectively. As of June 30, 2025, the Company paid off $10,000 to the loan received on March 1, 2023.

Short Term Loans		As of June 30, 2025			As of June 30, 2024
								2025
			Accrued			Accrued		Annualized
Receiving	Maturity		Interest			Interest		percentage
Date	Date	Principal	Liability	Total	Principal	Liability	Total	rate
1/13/2023	1/13/2024	$-	$-	$-	$-	$27,200	$27,200	20%
1/19/2023	1/18/2024	300,000	45,766	345,766	300,000	39,028	339,028	13%
2/6/2023	7/2/2024	-	-	-	750	-	750	316%
2/25/2023	6/24/2023	100,000	16,223	116,223	100,000	-	100,000	24%
3/1/2023	8/31/2023	10,000	417	10,417	10,000	-	10,000	20%
3/1/2023	8/31/2023	50,000	2,083	52,083	50,000	-	50,000	20%
3/1/2023	9/30/2023	30,000	250	30,250	30,000	-	30,000	10%
3/1/2023	9/30/2023	40,000	333	40,333	50,000	-	50,000	10%
Total		$530,000	$65,072	$595,072	$540,750	$66,228	$606,978

NOTE 6 – LONG TERM LOAN

As of June 30, 2025 and 2024, long term loan principals amounted to $1,323,138 and $1,173,138, respectively. The loan has an annual interest rate of 20%. The principal and interest are due in five years from the original dates of the loans. Interest in the long-term loans incurred for the years ending June 30, 2025 and 2024 amounted to $241,120 and $261,789, respectively.

Most long-term loans are pledged with the Company’s stocks as collateral again the loans. As of June 30, 2025, total stocks pledged with the long-term loans is 49,556,840 shares.

As of June 30, 2025 and June 30, 2024, long term loan consisted of the following:

			As of June 30, 2025		As of June 30, 2024
			Accrued		Accrued
	Shares		interest		Interest
	Pledged	Principal	liability	Balance	liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$167,123	$367,123	$127,123	$327,123
Received long term loan on June 3, 2021	3,050,000	290,000	236,449	526,449	178,449	468,449
Received long term loan on June 4, 2021	500,000	50,000	40,767	90,767	30,767	80,767
Received long term loan on June 23, 2021	300,000	30,000	24,132	54,132	18,132	48,132
Received long term loan on July 12, 2021	80,000	10,000	7,940	17,940	5,940	15,940
Received long term loan on September 1, 2021	1,540,000	60,000	45,962	105,962	33,962	93,962
Received long term loan on September 22, 2021	500,000	50,000	37,726	87,726	27,726	77,726
Received long term loan on September 27, 2021	500,000	50,000	37,589	87,589	27,589	77,589
Received long term loan on October 29, 2021	161,840	12,138	8,912	21,050	6,485	18,623
Received long term loan on November 9, 2021	500,000	50,000	36,411	86,411	26,411	76,411
Received long term loan on November 16, 2021	1,400,000	140,000	101,414	241,414	73,414	213,414
Received long term loan on November 18, 2021	500,000	50,000	36,164	86,164	26,164	76,164
Received long term loan on November 29, 2021	200,000	20,000	14,345	34,345	10,345	30,345
Received long term loan on November 30, 2021	100,000	10,000	7,167	17,167	5,167	15,167
Received long term loan on October 13, 2022	2,625,000	21,000	11,403	32,403	7,203	28,203
Received long term loan on March 10, 2023	1,000,000	10,000	4,620	14,620	2,620	12,620
Received long term loan on March 14, 2023	1,000,000	10,000	4,597	14,597	2,597	12,597
Received long term loan on March 16, 2023	1,000,000	10,000	4,586	14,586	2,586	12,586
Received long term loan on April 17, 2023	6,000,000	30,000	13,233	43,233	7,233	37,233
Received long term loan on May 9, 2023	1,000,000	10,000	4,290	14,290	2,290	12,290
Received long term loan on June 24, 2021	600,000	60,000	50,236	110,236	38,236	98,236
Received long term loan on March 19, 2025	5,000,000	50,000	2,822	52,822	-	-
Received long term loan on April 9, 2025	6,000,000	50,000	2,246	52,246	-	-
Received long term loan on May 8, 2025	6,000,000	50,000	1,425	51,425	-	-
Total	49,556,840	$1,323,138	$901,559	$2,224,697	$660,439	$1,833,577

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

				Weighted
		Scheduled	Schedule	Average
	Principal	Principal	Interest	Interest
Year Ending June 30	Balance	Payments	Payments	Rate
2026	$623,138	$700,000	$142,883	3.67%
2027	171,000	452,138	55,283	3.48%
2028	150,000	21,000	31,197	4.86%
2029	150,000	-	30,000	5.00%
2030	-	150,000	23,507	7.84%

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

There were no preferred shares outstanding as of June 30, 2025 and 2024.

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

There was no stock based compensation issued during year of 2025.

NOTE 9 – TREASURY STOCK SHARES

On January 22, 2024, the Company issued 52,150,000 shares of common stock to Top Professional Management Group Inc. in exchange for 51% of the control shares. However, due to the incomplete internal due diligence process, the investment was temporarily suspended, and the Board of Directors withheld the certificate for further evaluation. As a result, the Company recorded 52,150,000 shares of common stock as treasury stock as of June 30, 2025 and 52,100,000 as of June 30, 2024.

On April 14, 2025, the Company issued 50,000 shares of common stock to one investor whose name was incorrectly spelled out in a previously issued certificate. This incorrect certificate has been mailed back to the Company’s transfer agent and registrar, Equiniti Trust Company LLC on October 6, 2025 for cancellation.

NOTE 10 – SHAREHOLDERS’ DEFICIT

On June 30, 2025 and 2024, the Company had 21,152,711,608 and 21,136,888,326 shares of common stock issued and outstanding, respectively.

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

On November 22, 2023, the Company issued 8,000,000shares of common stock at $0.010 per share to four investors.

On November 24, 2023, the Company issued 1,000,000 shares of common stock at $0.020 per share to one investor.

On January 2, 2024, the Company issued 1,000,000 shares of common stock at $0.010 per share to one investor.

On January 16, 2024, the Company issued 500,000 shares of common stock at $0.010 per share to one investor.

On August 9, 2024, the Company issued 52,100,000 shares of common stock to Top Professional Management Group Inc. for its 51% of control shares. However, due to the incomplete internal due diligence process, the investment was temporarily suspended, and the Board of Directors withheld the certificate for further evaluation. These shares are held in treasury.

On December 30, 2024, the Company issued 2,000,000 shares of common stock at 0.010 per share to one investor.

On December 30, 2024, the Company issued 2,000,000 shares of common stock at 0.012 per share to one investor.

On September 5, 2024, the Company issued 1,200,000 shares of common stock at 0.020 per share to one investor.

On December 30, 2024, the Company awarded 6,800,000 shares of common stock to one who brought the above three investors.

On December 30, 2024, the Company issued 1,823,282 shares of common stock at 0.005 to four investors.

On February 24, 2025, the Company issued 100,000 shares of common stock at $0.250 per share to one investor and awarded 1,900,000 shares of common stock to one who brought the investor on February 25, 2025.

2) Shares issued for stock compensation

None.

3) Shares issued for loans as original issue discount

None.

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

The following table summarizes the income statement of Purecell.

	From date of	From date of
	equity	equity
	Investment	investment
	to	to
	06/30/2025	06/30/2024

Sales	$32,042	$61,457
Gross profit	32,042	61,457
Net loss	(46,857)	(294,904)
51% share	$(23,897)	$(150,401)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero,

	As of	As of
	June 30,	June 30,
	2025	2024

Total assets	$1,036,025	$1,092,663
Net assets	76,840	2,021,541
51% ownership	39,188	1,030,986
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment - accumulated	(5,450)	(5,450)
Ending balance of investment, June 30	-	-

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

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended June 30, 2025 and 2024 as follows:

	Year Ended June 30,
	2025	2024
Income tax benefit at federal statutory rate-US	21%	21%
State tax, net of fed effect-US	7%	7%
Change in valuation allowance-US	(28)%	(28)%
Income tax benefit at federal statutory rate-PRC	25%	25%
Change in valuation allowance-PRC	(25)%	(25)%

The components of deferred taxes consist of the following on June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Net operating loss carryforwards	$8,645,476	$7,924,234
Less: valuation allowance	(8,645,476)	(7,924,234)
Net deferred tax assets	$-	$-

As of June 30, 2025, the Company had federal and California income tax net operating loss carryforwards of $8,645,476. These net operating losses originating in tax years beginning prior to Jan. 1, 2018, will begin to expire 20 years from the date the tax returns are filed. The net operating losses originating in tax years beginning after Jan. 1, 2018, will be carried forwarded indefinitely.

NOTE 13 – LEASE

The Company has a month-to-month leases agreement with GKT, Alhambra, LP after the prior lease expired on November 30, 2023. The current monthly rent including monthly management fee is $4,939.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2024 to May 31, 2026 after the prior lease expired on May 31, 2024. The current monthly rent including monthly management fee is $1,940. The operating lease is listed as a separate line item on the Company’s consolidated financial statements and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments is also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended June 30, 2025, the Company recognized approximately $82,578 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Year Ended June 30, 2025
Cash paid for operating lease liabilities	$82,578
Weighted-average remaining lease term	0.91
Weighted-average discount rate	14.91%
Minimum future lease payments	$27,386

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2026	27,386
Total minimum payments	27,386
Less: imputed interest	(2,232)
Total lease liability	25,154
Less: short-term lease liability	(25,154)
Long-term lease liability	$-

NOTE 14 – CONCENTRATION OF RISK

a)	Cash

The Company maintains cash with banks in the United States of America (“USA”) and the People’s Republic of China. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). In the People’s Republic of China, the standard insurance amount is ¥500,000 RMB per depositor in a bank insured by the China Deposit Insurance Corporation (CDIC).

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of June 30, 2025 and 2024, $44,056 and $54,943 of the Company’s cash held by financial institutions respectively, all of which were insured either by the FDIC of USA or theCDIC of the People’s Republic of China.

b)	Major Customers

For the years ended June 30, 2025 and 2024, the customers accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	For the Year ended June 30, 2025		For the Year ended June 30, 2025
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$52.470	13%	-
Total	$52.470	13%	-

For the year ended June 30, 2024, there were no concentrations of customers.

The Company’s major customers are located in the USA.

c)	Major Vendors

For the years ended June 30, 2025 and 2024, the following vendors accounted for 10% or more of our purchases:

	For the Year ended June 30, 2025		For the Year ended June 30, 2025
	Revenues	Percentage of revenues	Accounts payable
Vendor A	69.303	43%	-
Vendor B	58.087	36%	35.132
Vendor C	29.466	18%	4.395
Total	156.856	97%	-

	For the Year ended June 30, 2024		For the Year ended June 30, 2024
	Revenues	Percentage of revenues	Accounts payable
Vendor A	33.011	28%	-
Vendor B	68.903	58%	-
Vendor C	16.710	14%	-
Total	118.624	100%	-

The Company’s major vendor are located in the People’s Republic of China.

NOTE 14– SUBSEQUENT EVENTS

On October 6, 2025, the Company mailed back a certificate of 50,000 common stocks dated April 14, 2025, because the investor’s name was incorrectly spelled.These shares are reflected as treasury stock at June 30, 2025, and will be cancelled.

In November 2025, the Company and Purecell reached a mutual share reversal and termination of the Cooperation Agreement and both companies had agreed the resignations of the Directors by December 31, 2025. This means that Purecell will return the number of shares 510,000,000 that had from AAGH and AAGH will return the shares that held investment in Purecell.

(b) Exhibits. The following exhibits of the Company are included herein.

2.1	Agreement and Plan of Reorganization between the Company and Okra Energy, Inc. dated December 2, 2013 (1).
3.1	Articles of Incorporation (2)
3.2	Articles of Merger (3)
3.3	Bylaws (2)
3.4	Amended and Restated Articles of Incorporation, as filed June 24, 2016 (4)
3.5	Amendment to Articles of Incorporation increasing authorized Series A Preferred, August 20, 2016 (4)
3.6	Articles of Amendment (5)
31.1	Certification by the President, the Chief Financial Officer, and the Secretary. Filed herewith.
32.1	Certifications by the President, the Chief Financial Officer, and Secretary Pursuant to 18 U.S.C. Section 1350, File herewith.
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.	Previously filed with Current Report on Form 8-K filed December 5, 2013
2.	Previously filed with Registration Statement on Form S-1 filed September 9, 2011.
3.	Previously filed with Amendment No. 1 to Registration Statement on Form S-1 dated October 14, 2011.
4.	Previously filed with Annual Report on Form 10-K filed December 16, 2016.
5.	Previously filed with Current Report on Form 8-K filed May 17, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA GREAT HEALTH

Date: April 10, 2026	/s/ Mike Q. Wang
Mike Q. Wang, President, Chief Financial Officer, Secretary