Form 10-Q
period 2025-09-30
America Great Health
filed 2026-06-04
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-27873

America Great Health

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1609 W Valley Blvd Unit 338A
Alhambra, CA	91803
(Address of principal executive offices)	(Zip Code)

(888) 988-1333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of June 3, 2026 was 21,204,811,608. This number includes 52,150,000 shares of treasury shares.

AMERICA GREAT HEALTH AND SUBSIDIARIES

i

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	June 30,
	2025	2025
ASSETS

CURRENT ASSETS
Cash	$28,079	$44,056
Account receivable, net	-	-
Inventory	137,874	164,651
Prepaid and other assets	19,095	28,005
TOTAL CURRENT ASSETS	185,048	236,712

Right-of-use asset, net	19,995	25,154
Other assets	11,836	11,836
Property and equipment, net	24,417	28,115

TOTAL ASSETS	$241,296	$301,817

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,502,651	$1,489,322
Tax payable	1,594	3,836
Short term loan	607,104	595,072
Wage and wage tax payable	399,331	359,006
Other payable	48,982	18,896
Due to related party	1,191,115	1,251,639
Advances from customers	8,236	78,022
Lease liability – current	19,995	25,154
TOTAL CURRENT LIABILITIES	3,779,008	3,820,947

Long term loan	2,291,397	2,224,697

TOTAL LIABILITIES	6,070,405	6,045,644

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,152,711,608 and 21,152,711,608 shares issued and Outstanding	-	-
Additional paid-in capital	5,121,175	5,121,175
Treasury stock, 52,150,000 shares	-	-
Accumulated other comprehensive income	(959)	(1,040)
Accumulated deficit	(10,866,708)	(10,781,345)

Total deficit attributed to owners of the Company	(5,746,492)	(5,661,210)
Non-Controlling interest	(82,617)	(82,617)

TOTAL SHAREHOLDERS’ DEFICIT	(5,829,109)	(5,743,827)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$241,296	$301,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended
	September 30,
	2025	2024

Sales	$187,559	$140,126

Cost of goods sold	74,880	11,335

Gross profit	112,679	128,791

Selling, general and administrative expenses
Selling expense	20,812	14,738
General and administrative expense	95,251	184,912
	116,063	199,650

Loss from operations	(3,384)	(70,859)

Other income (expenses)
Interest income	3	19
Interest expense	(81,982)	(76,127)
	(81,979)	(76,108)

Loss before income taxes	(85,363)	(146,967)

Income tax provision	-	-

NET LOSS	$(85,363)	$(146,967)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,152,711,608	21,136,888,326

Less: net loss attributable to non-controlling interest	-	(1,563)
Net loss attributed to the owners of the Company	(85,363)	(145,404)
Foreign currency translation	81	1,295
Comprehensive loss	$(85,282)	(144,109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the three months ended September 30, 2025 and 2024

(unaudited)

	Preferred Stock			Common Stock		Treasury Stock			Additional paid-in	Accumulated Other Comprehensive Income/	Accumulated Deficit During	Total Deficit Attributable to the Owners of the	Non- Controlling	Total Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount		Capital	(Loss)	Period	Company	Interest	Deficit
Balance June 30, 2024		$		21,136,888,326		52,100,000	$		$5,019,059	$(1,483)	$(10,248,681)	$(5,231,105)	$(80,494)	$(5,311,599)
Issuance of common stock for cash	-		-	-	-	-		-	68,000	-	-	68,000	-	68,000
Gain/loss on exchange rate	-		-	-	-	-		-	-	1,295	-	1,295	-	1,295
Net loss	-		-	-	-	-		-	-	-	(145,404)	(145,404)	(1,563)	(146,967)

Balance September 30, 2024	-		$-	21,136,888,326	$-	52,100,000		$-	$5,087,059	$(188)	$(10,394,085)	$(5,307,214)	$(82,057)	$(5,389,271)

Balance June 30, 2025	-		$-	21,152,711,608	$-	52,150,000		$-	$5,121,175	$(1,040)	$(10,781,345)	$(5,661,210)	$(82,617)	$(5,743,827)
Gain/loss on exchange rate	-		-	-	-	-		-	-	81	-	81	-	81
Net loss	-		-	-	-	-		-	-	-	(85,363)	(85,363)	-	(85,363)

Balance September 30, 2025	-		$-	21,152,711,608	-	52,150,000		-	$5,121,175	$(959)	$(10,866,708)	$(5,746,492)	$(86,617)	$(5,829,109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities

Net loss	$(85,363)	$(146,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,698	3,697
Payment of lease and rent	(20,674)	(20,639)
Changes in operating Assets and Liabilities:
Right of use asset – net	5,159	5,302
Lease liabilities – net	697	519
Accounts receivable – net	-	18,200
Customer advance	(69,786)	(2,310)
Inventory	26,777	(35,975)
Accounts payable and accrued expense	28,147	35,069
Prepaid expenses and other assets	8,910	20,700
Accrued interest for short term loan	12,032	(64,415)
Accrued interest for long term loan	66,700	56,138
Wage and wage tax payable	40,325	29,941
Other payable	30,086	4,417
Income tax payable	(2,242)	745
Net cash used in operating activities	44,466	(95,578)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	68,000
Proceeds of short term loan	-	(201,941)
Repayment of short term loan	-	191,191
Payments to creditors for interest	-	48,037
Proceeds of long term loan	-	(10,000)
Repayment of long term loan	-	10,000
Interest payment to long term loan	-	3,000
Advance from related party	64,131	(75,089)
Repayment to related party	(124,655)	55,173
Net cash provided by financing activities	(60,524)	88,371

Effect of exchange rate change on cash	81	1,295

Net increase (decrease) in cash	(15,977)	(5,912)

Cash beginning of period	44,056	54,943
Cash end of period	$28,079	$49,031

Interest paid	$3,249	$51,037
Taxes paid	$800	$800

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2025, the Company recorded a net loss of $85,363, cash provided by operating activities of $44,466, and as of September 30, 2025, had shareholders’ deficit of $5,829,109. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s cash needs for the three months ended September 30, 2025 were primarily met by sales, loans and advances from the current majority shareholder. As of September 30, 2025, the Company had a cash balance of $28,079. The Company intends to finance operating costs over the next twelve months with existing cash on hand and advance from the sales and the current majority shareholder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (CFS) were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). CFS combines the financial information of a parent company and its subsidiaries into a single report. This report provides a comprehensive view of the entire organization’s financial performance.

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025, and its results of operations and cash flows for the three months ended September 30, 2025 and 2024.

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

Below is a table with foreign exchange rates used for translation:

	September 30,
	2025
Average Three Months (average rate)
Chinese Renminbi (RMB)	RMB	7.1577
United States dollar ($)		$1.00

	September 30,
	2025
Three Months Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.1207
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2025 and June 30, 2025, the Company’s bank account in the United States had $1,583 and $14,333, respectively, within FDIC insurance of $250,000.

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

Product Revenue

The Company has one primary product category currently and a majority of the Company’s sales are for products sold at a point in time when shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment. The Company receives payment for the sale of products at the time customers place orders and payment is required prior to shipment. Any payment received prior to shipment is recognized as a contract liability under the account deferred revenue. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling activities are performed by third-party carriers for shipment. The Company accounts for these activities as fulfilment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in the cost of sales for all periods presented.

	For the three months ended September 30,
	2025			2024
Revenue
United States	S	60,425	3%	$24,692	17%
Asia		127,134	97%	118,647	83%
Total Revenue		$187,559		$143,339

The Company generated its revenue mostly from Asia accounting for 97% and 83% of our total revenue for the three months ended, September 30, 2025 and 2024, respectively.

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of September 30, 2025 net accounts receivable amounted to $-.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. For the three months ended September 30, 2025, the Company has $3,900 of allowance for bad debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2025 and the year ended June 30, 2025, the Company has both $9,000 of inventory valuation reserve.

As of the three months ended on September 30 2025 and the year ended June 30, 2025, inventories comprised:

	September 30,	June 30,
	2025	2025
Raw materials	$58,268	$72,446
Finished goods	88,606	101,205
Inventory valuation reserve	(9,000)	(9,000)
Subtotal	$137,874	$164,651

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

As of the three months ended September 30, 2025 and the end of fiscal year 2025, machinery and equipment at cost and accumulated depreciation were:

	September 30,	June 30,
	2025	2025
Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(49,526)	(45,828)
Subtotal	$24,417	$28,115

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

As of September 30, 2025 and June 30, 2025, the investment in Purecell Group Pty Ltd account both has a zero balance.

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

Treasury Stock Shares

Treasury shares are recognized at acquisition costs and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the income statement as income or expense from financial assets. As of September 30, 2025 and June 30, 2025, there are 52,150,000 treasury stocks held by the Company.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2025 and 2024, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records a valuation allowance against its deferred tax assets of $8,730,839 as of September 30, 2025, and $8,645,476 as of June 30, 2025.

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

Recent Accounting Pronouncements

~~In July 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718). As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.~~

~~In December 2023, the FASB issued ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on our consolidated financial statements.~~

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – OTHER ASSETS

As of September 30, 2025 and June 30, 2025, other assets amounted to $11,836. Other assets consist of the following:

	September 30,	June 30,
	2025	2025
Rent deposits	11,836	11,836
Total	11,836	11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2025, the Company’s current majority shareholder advanced $64,131 to the Company as working capital and the Company repaid $124,655 to the shareholder. As of September 30, 2025 and June 30, 2025, the Company owed its current majority shareholder $1,191,115 and $1,251,639, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $0 for the three months ended September 30, 2025 and 2024.

NOTE 5 – SHORT TERM LOAN

As of September 30, 2025 and June 30, 2025, short term loan principals both amounted to $530,000 from unrelated third parties. Principal repayments for the three months ended September 30, 2025 and 2024 are $- and $10,750, respectively. Interest paid to the short term loan for the three months ended September 30, 2025 and 2024 amounted to $3,249 and $16,989, respectively.

Short Term Loans

		As of September 30, 2025					As of June 30, 2025
Receiving Date	Maturity Date	Principal Balance as of July 1, 2025	Accrued Interest Liability	Principal Paid	Interest Paid	Total As of September 30, 2025	Principal Balance as of July 1, 2024	Accrued Interest Liability	Total as of June 30, 2025	2025 Annualized Percentage Rate
1/19/2023	1/18/2024	300,000	47,460	-	-	347,460	300,000	45,766	345,766	13%
2/25/2023	6/24/2023	100,000	25,059	-	-	125,059	100,000	16,223	116,223	24%
3/1/2023	8/31/2023	10,000	917	-	250	10,667	10,000	417	10,417	20%
3/1/2023	8/31/2023	50,000	4,583	-	1,250	53,333	50,000	2,083	52,083	20%
3/1/2023	9/30/2023	30,000	1,000	-	750	30,250	30,000	250	30,250	10%
3/1/2023	9/30/2023	40,000	1,334	-	999	40,335	40,000	333	40,333	10%
Total		$530,000	$80,353	$-	$3,249	$607,104	$530,000	$65,072	$595,072	-

NOTE 6 – LONG TERM LOAN

As of September 30, 2025 and June 30, 2025, long term loan principal both amounted to $1,323,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the three months ended September 30, 2025 and 2024 amounted to $66,700 and $56,138, respectively.

As of September 30, 2025 and June 30, 2025, long term loan consisted of the following:

			As of September 30, 2025		As of June 30, 2025
			Accrued		Accrued
	Shares		Interest		Interest
	pledged	Principal	Liability	Balance	liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$177,205	$377,205	$167,123	$367,123
Received long term loan on June 3, 2021	3,050,000	290,000	251,068	541,068	236,449	526,449
Received long term loan on June 4, 2021	500,000	50,000	43,288	93,288	40,767	90,767
Received long term loan on June 23, 2021	300,000	30,000	25,644	55,644	24,132	54,132
Received long term loan on July 12, 2021	80,000	10,000	8,444	18,444	7,940	17,940
Received long term loan on September 1, 2021	1,540,000	60,000	48,986	108,986	45,962	105,962
Received long term loan on September 22, 2021	500,000	50,000	40,247	90,247	37,726	87,726
Received long term loan on September 27, 2021	500,000	50,000	40,110	90,110	37,589	87,589
Received long term loan on October 29, 2021	161,840	12,138	9,524	21,662	8,912	21,050
Received long term loan on November 9, 2021	500,000	50,000	38,932	88,932	36,411	86,411
Received long term loan on November 16, 2021	1,400,000	140,000	108,471	248,471	101,414	241,414
Received long term loan on November 18, 2021	500,000	50,000	38,685	88,685	36,164	86,164
Received long term loan on November 29, 2021	200,000	20,000	15,353	35,353	14,345	34,345
Received long term loan on November 30, 2021	100,000	10,000	7,671	17,671	7,167	17,167
Received long term loan on October 13, 2022	2,625,000	21,000	12,462	33,462	11,403	32,403
Received long term loan on March 10, 2023	1,000,000	10,000	5,123	15,123	4,620	14,620
Received long term loan on March 14, 2023	1,000,000	10,000	5,101	15,101	4,597	14,597
Received long term loan on March 16, 2023	1,000,000	10,000	5,090	15,090	4,586	14,586
Received long term loan on April 17, 2023	6,000,000	30,000	14,745	44,745	13,233	43,233
Received long term loan on May 9, 2023	1,000,000	10,000	4,795	14,795	4,290	14,290
Received long term loan on June 24, 2021	600,000	60,000	53,260	113,260	50,236	110,236
Received long term loan on March 19, 2025	5,000,000	50,000	5,343	55,343	2,822	52,822
Received long term loan on April 9, 2025	6,000,000	50,000	4,767	54,767	2,246	52,246
Received long term loan on May 8, 2025	6,000,000	50,000	3,945	53,945	1,425	51,425
Total	49,556,840	$1,323,138	$968,259	$2,291,397	$901,559	$2,224,697

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

				Weighted
		Scheduled	Scheduled	Average
	Principal	Principal	Interest	Interest
	Balance	Payments	Payments	Rate
Period Ending September 30,
2026	453,138	870,000	210,716	23.73%
2027	171,000	282,138	41,215	13.26%
2028	150,000	21,000	30,128	18.78%
2029	150,000	-	30,000	20.00%
2030	-	150,000	16,000	21.44%

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

There were no preferred shares outstanding as of September 30, 2025 and June 30, 2025.

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

As a result, the Company recorded 52,150,000 shares of common stock as treasury stock as of September 30, 2025 and June 30, 2025.

NOTE 10 – COMMON STOCK SHARES

As of September 30, 2025 and June 30, 2025, the Company had both 21,152,711,608 shares issued and outstanding.

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

The following table summarizes the income statement of Purecell.

	From	From
	7/1/2025 to	7/1/2024 to
	9/30/2025	6/30/2025
	(Unaudited)	(Unaudited)
Sales	$-	$32,042
Gross profit	-	32,042
Net profit/(loss)	(12,409)	(46,857)
51% share	$(6,329)	$(23,897)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero.

	As of	As of
	September 30,	June 30,
	2025	2025
	(Unaudited)	(Unaudited)
Total assets	$1,023,130	$1,036,025
Net assets	64,431	76,840
51% ownership	32,860	39,188
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment – accumulated	$(5,450)	(5,450)
Ending balance of investment	-	-

NOTE 12 – INCOME TAXES

As of September 30, 2025, the Company had federal and California income tax net operating loss carryforwards of approximately $8.7 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2025 and 2024, the Company had unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – LEASE

The Company has a month-to-month leases agreement with GKT, Alhambra, LP after the prior lease expired on November 30, 2023. The current monthly rent including monthly management fee is $4,939.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2024 to May 31, 2026 after the prior lease expired on May 31, 2024. The current monthly rent including monthly management fee is $2,011. The operating lease is listed as a separate line item on the Company’s consolidated financial statements and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ending September 30, 2025, the Company recognized approximately $20,674 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Three months ended September 30, 2025
Cash paid for operating lease liabilities	$20,674
Weighted-average remaining lease term	0.67
Weighted-average discount rate	14.91%
Minimum future lease payments	$21,353

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2026	21,353
Total minimum payments	21,353
Less: imputed interest	(1,358)
Total lease liability	19,995
Less: short-term lease liability	(19,995)
Long-term lease liability	$-

NOTE 14 – CONCENTRATION

Business segments

The Company's operations are just organized into one business segment based on the nature of products and services offered. Summary operating results for each of its products were as follows:

	Three months Ended September 30,
	2025	2024
Sales
Anti-Aging & Immune Support	$143,949	$121,048
Targeted System Support	31,379	19,077
Herbal Insulin Support	12,231	-
Total sales	$187,559	$140,126
Cost of Goods Sold
Anti-Aging & Immune Support	$59,299	$9,449
Targeted System Support	11,417	1,886
Herbal Insulin Support	4,163	-
Total cost of goods sold	$74,880	$11,335
Gross Profit
Anti-Aging & Immune Support	$84,650	$111,600
Targeted System Support	19,961	17,191
Herbal Insulin Support	8,068	-
Total gross profit	$112,679	$128,791
Selling Expense
Anti-Aging & Immune Support	$4,844	$12,941
Targeted System Support	5,902	1,797
Herbal Insulin Support	10,066	-
Total selling expense	$20,812	$14,738

Major customers

For the three months ended September 30, 2025, three customers accounted for approximately 30%, 30% and 10%, respectively of our total revenue. There was no concentration in accounts receivable for the three months ended September 30, 2025. For the three months ended September 30, 2024, one customer accounted for approximately 22% of our total revenue. There was no concentration in accounts receivable for the three months ended September 30, 2024.

	For the three months ended September 30,
	2025			2024
	Amounts		Percentages			Percentages
Revenue
United States	S	60,425	68%	S	24,692	17%
Asia		127,134	32%		118,647	83%
		$187,559	100%		$143,339	100%

Major suppliers

For the three months ended September 30, 2025, the Company had two suppliers representing approximately 61% and 34%, respectively of the total purchases. There was no concentration in account payable for the three months ended September 30, 2025. For the three months ended September 30, 2024, the Company had two suppliers representing approximately 80% and 15%, respectively of the total purchases. There was no concentration in account payable for the three months ended September 30, 2024.

	For the three months ended September 30,
	2025			2024
	Amounts		Percentages			Percentages
Major Suppliers
Supplier A	S	38,920	61%	S	41,668	80%
Supplier B		21,697	34%		7,940	15%
		$60,617	96%		$49,608	96%

NOTE 15 – SUBSEQUENT EVENTS

On October 6, 2025, the Company mailed back a certificate of 50,000 common stocks dated April 14, 2025, because the investor’s name was incorrectly spelled. These shares are reflected as treasury stock at June 30, 2025, and will be cancelled.

In November 2025, the Company and Purecell reached a mutual share reversal and termination of the Cooperation Agreement and both companies had agreed the resignations of the Directors by December 31, 2025. This means that Purecell will return the number of shares 510,000,000 that had from AAGH and AAGH will return the shares that held investment in Purecell. In May 14, 2026, the Company Board of Directors finalized the resolution.

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

As disclosed in our prior 10-K, the auditor issued a disclaimer of opinion due to insufficient evidence on expenses, opening balances, and the Purecell investment. We are addressing these items. These issues did not materially affect the current interim financial statements

Overview of Business

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

Results of Operations

Results of Operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Sales amounted to $187,559 and $140,126 for the three months ended September 30, 2025 and 2024, respectively. The increase in sales was mainly driven by two large wholesale orders, due to the launch of new products.

Costs of goods sold amounted to $74,880 and $11,335 for the three months ended September 30, 2025 and 2024, respectively. The increase in the cost of goods sold was mainly due to launching sales of the products in wholesale with lower gross profit margin.

Gross profit amounted to $112,679 and $128,791 for the three months ended September 30, 2025 and 2024, respectively.

Operating expenses incurred for the three months ended September 30, 2025 and 2024 were $116,063 and $199,650, respectively. The decrease was in general and administrative expense, mainly due to decreased payroll, auditing expense, and professional expense.

Our net loss for the three months ended September 30, 2025 and 2024 were $85,363 and $146,967, respectively. The decrease in net loss was mainly due to the wholesale increase in sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concerning basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2025, the Company recorded a net loss of $85,363, cash provided by operating activities of $44,466 and at September 30, 2025, had a shareholders’ deficit of $5,829,109. For the three months ended September 30, 2024 the Company recorded a net loss of $146,967, cash used to fund operating activities of $95,578 and at September 30, 2024, had a shareholders’ deficit of $5,389,271. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the three months ended September 30, 2025 were primarily met by loans and advances from current majority shareholder. As of September 30, 2025, we had a cash balance of $28,079. Our new majority shareholders will need to provide parts of our working capitals going forward.

Liquidity and Capital Resources for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

	For the Three Months Ended
	September 30
	2025	2024
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$44,466	$(95,578)
Net cash used in financing activities	(60,524)	88,371
Effect of exchange rate change on cash	81	1,295
Net increase (decrease) in cash	(15,977)	(5,912)
Cash beginning of period	44,056	54,943
Cash end of period	$28,079	$51,037

Operating Activities

Net cash provided in operating activities was $44,466 for the three months ended September 30, 2025, an increase of $140,044 compared to cash used in operating activities of $95,578 for the three months ended September 30, 2024. The increase in net cash provided in operating activities was mainly due to the increase of other payable for the three months ended September 30, 2025 compared to the same period in 2024.

Investing Activities

None.

Financing Activities

Net cash used by financing activities was $60,524 for the three months ended September 30, 2025, compared to $88,371 net cash provided from financing activities for the three months ended September 30, 2024. The decrease in net cash provided by financing activities for the three months ended September 30, 2025 was primarily attributable to a decrease in amount of proceeds from short term loans and advances from related party.

Financial Position

As of September 30, 2025, the Company had $28,079 in cash, negative working capital of $3,593,960 and total deficit attributable to owners of the Company of $5,746,492. As of June 30, 2025, we had $44,056 in cash, negative working capital of $3,584,235 and total deficit attributable to owners of the Company of $5,661,210.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the three months ended September 30, 2025 and 2024, the Company has made provision of $9,000 and $9,400 for inventory in regards to slow moving or obsolete items. As of September 30, 2025 and June 30, 2025, net inventories amounted to $137,874 and $164,651, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded the valuation allowance against its deferred tax assets of $8,730,839 as of September 30, 2025 and $8,645,476 as of June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules

31.1	Certification of President, Chief Financial Officer, and Secretary. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of President, Chief Financial Officer, and Secretary. Filed herewith.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREAT HEALTH

Dated: June 3, 2026	By:	/s/ Mike Q. Wang
Mike Q. Wang
Chief Financial Officer