Form 10-Q
period 2025-12-31
America Great Health
filed 2026-06-22
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of June 10, 2026 was 21,204,811,608. This number includes 52,100,000 and 52,150,000 shares of treasury shares as of December 31, 2025 and September 30, 2025, respectively.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	December 31,	June 30,
	2025	2025
ASSETS
CURRENT ASSETS
Cash	$22,904	$44,056
Account receivable, net	-	-
Inventory	103,909	164,651
Prepaid and other assets	19,095	28,005
TOTAL CURRENT ASSETS	145,908	236,712

Right-of-use asset, net	14,641	25,154
Other assets	11,836	11,836
Property and equipment, net	20,720	28,115

TOTAL ASSETS	$193,105	$301,817

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$110,626	$1,489,322
Tax payable	4,065	3,836
Short term loan	673,366	595,072
Wage and wage tax payable	430,471	359,006
Other payable	47,608	18,896
Due to related party	1,261,110	1,251,639
Advances from customers	8,236	78,022
Lease liability – current	14,641	25,154
TOTAL CURRENT LIABILITIES	2,550,123	3,820,947

Long term loan	2,358,098	2,224,697

TOTAL LIABILITIES	4,908,221	6,045,644

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,152,711,608 and 21,152,711,608 shares issued and Outstanding	-	-
Additional paid-in capital	5,121,175	5,121,175
Treasury stock, 52,100,000 and 52,150,000 shares	-	-
Accumulated other comprehensive income	350	(1,040)
Accumulated deficit	(9,754,024)	(10,781,345)

Total deficit attributed to owners of the Company	(4,632,499)	(5,661,210)
Non-Controlling interest	(82,617)	(82,617)

TOTAL SHAREHOLDERS’ DEFICIT	(4,715,116)	(5,743,827)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$193,105	$301,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Sales	$45,100	$90,939	$232,659	$231,065

Cost of goods sold	8,564	7,842	83,444	19,177

Gross profit	36,536	83,097	149,215	211,888

Selling, general and administrative expenses
Selling expense	31,514	8,456	52,326	23,194
General and administrative expense	203,797	195,155	299,048	380,067
	235,311	203,611	351,374	403,261

Loss from operations	(198,775)	(120,514)	(202,159)	(191,373)

Other income (expenses)
Other income	1,395,004	20	1,395,007	38
Interest expense	(83,545)	(73,208)	(165,527)	(149,335)
	1,311,459	(73,188)	1,229,480	(149,297)

Income before income taxes	1,112,684	(193,702)	1,027,321	(340,670)

NET INCOME (LOSS)	$1,112,684	$(193,702)	$1,027,321	$(340,670)

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED-AVERAGE COMMON SHARES OUSTANDING
BASIC AND DILUTED	21,152,711,608	21,137,188,832	21,152,711,608	21,137,038,579

Non-controlling interest share of loss	-	(582)	-	(2,146)
Net income (loss) attributed to the owners of the Company	1,112,684	(193,120)	1,027,321	(338,524)
Foreign currency translation	1,309	(2,520)	1,390	(1,225)
Comprehensive loss	$1,113,993	$(195,640)	$1,028,711	$(339,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the three and six months ended December 31, 2025 and 2024

(Unaudited)

												Total
												Deficit
										Accumulated		Attributable
										Other	Accumulated	to the
									Additional	Comprehensive	Deficit	Owners	Non-	Total
	Preferred Stock			Common Stock		Treasury Stock			paid-in	Income/	During	of the	Controlling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount		Capital	(Loss)	Period	Company	Interest	Deficit

Balance June 30, 2024		$		21,136,888,326		52,100,000	$		$5,019,059	$(1,483)	$(10,248,681)	$(5,231,105)	$(80,494)	$(5,311,599)
Issuance of common stock for cash	-		-		-	-		-	68,000	-	-	68,000	-	68,000
Gain/loss on exchange rate	-		-	-	-	-		-	-	1,295	-	1,295	-	1,295
Net loss	-		-	-	-	-		-	-	-	(145,404)	(145,404)	(1,563)	(146,967)

Balance September 30, 2024	-		$-	21,136,888,326	$-	52,100,000		$-	$5,087,059	$(188)	$(10,394,085)	$(5,307,214)	$(82,057)	$(5,389,271)

Issuance of common stock for cash	-		-	13,823,282	-	-		-	9,116	-	-	9,116	-	9,116
Gain/loss on exchange rate	-		-	-	-	-		-	-	(2,520)	-	(2,520)	-	(2,520)
Net loss	-		-	-	-	-		-	-	-	(193,120)	(193,120)	(582)	(193,702)

Balance December 31, 2024	-		$-	21,150,711,608	$-	52,100,000		$-	$5,096,175	$(2,708)	$(10,587,205)	$(5,493,738)	$(82,639)	$(5,576,377)

Balance June 30, 2025	-		$-	21,152,711,608	$-	52,150,000		$-	$5,121,175	$(1,040)	$(10,781,345)	$(5,661,210)	$(82,617)	$(5,743,827)
Gain/loss on exchange rate	-		-	-	-	-		-	-	81	-	81	-	81
Net loss	-		-	-	-	-		-	-	-	(85,363)	(85,363)	-	(85,363)

Balance September 30, 2025	-		$-	21,152,711,608	-	52,150,000		-	$5,121,175	$(959)	$(10,866,708)	$(5,746,492)	$(82,617)	$(5,829,109)

Treasury stocks			-	-	-	(50,000)			-	-	-	-	-	-
Gain/loss on exchange rate	-		-	-	-	-		-	-	1,309	-	1,309	-	1,309
Net income	-		-	-	-	-		-	-	-	1,112,684	1,112,684	-	1,112,684

Balance December 31, 2025	-		$-	21,152,711,608	-	52,100,000		-	$5,121,175	$350	$(9,754,024)	$(4,632,499)	$(82,617)	$(4,715,116)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$1,027,321	$(340,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,395	7,394
Payment of lease and rent	(41,348)	(41,277)
Write-off of account payable	(1,395,000)	-
Changes in operating Assets and Liabilities:
Right of use asset – net	10,513	10,671
Lease liabilities – net	1,200	971
Accounts receivable – net	-	18,200
Customer advance	(69,786)	20,700
Prepaid expenses and other assets	(7,500)	-
Inventory	60,742	(34,020)
Accounts payable and accrued expense	45,939	38,702
Supplier advances	16,410	(3,030)
Accrued interest for short term loan	28,294	31,057
Accrued interest for long term loan	133,401	118,278
Wage and wage tax payable	71,465	64,767
Other payable	28,712	100,529
Income tax payable	229	927
Net cash used in operating activities	(82,013)	(6,801)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	77,116
Proceeds of short term loan	50,000	-
Repayment of short term loan	-	(10,750)
Interest payment to short term loan	-	(37,115)
Advance from related party	(313,236)	76,537
Repayment to related party	322,707	(116,665)
Net cash provided (used) by financing activities	59,471	(10,877)

Effect of exchange rate change on cash	1,390	(1,225)

Net decrease in cash	(21,152)	(18,903)

Cash beginning of period	44,056	54,943
Cash end of period	$22,904	$36,040

Interest paid	$3,832	$37,115
Taxes paid	$2,400	$800

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

On June 30, 2020, the Company and Purecell Group (“Purecell”),   a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day-to-day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. This transaction was completed in May 2021. The investment in Purecell Group Pty Ltd was deconsolidated during the quarter and as of November 11, 2025, the investment account has a zero balance.

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

On November 25,2022, the Company signed a supplementary agreement with Men Hwei Tsai who is an unrelated party. The Company A agrees that if the patent is sold or transferred, Men Hwei Tsai or Men Hwei, Tsai’s successor may receive a 25% gain on the transfer or sale of the interest. The Company agrees to give Men Hwei Tsai an additional 20 million AAGH shares. The Company allows Men Hwei, Tsai to use three years (from November 26, 2022 to November 25, 2025) find investors each with more than US$10 million investment. In case that no investor is found within three years, Men Hwei, Tsai agrees to return the patent to the Company, and both parties will continue to cooperate in accordance with the original contract on May 18, 2021. If Men Hwei Tsai finds an investor with an investment of at least US$10 million within three years, and the process for Men Hwei, Tsai and its investors to apply for a new drug may last for several years, then Men Hwei Tsai agrees that the Company will use the patented technology to develop dietary supplement that are helpful to Alzheimer’s disease. The Company will be responsible for marketing the dietary supplement. Men Hwei Tsai is entitled to commission equaling to 8% of sales price.

On November 26, 2022, the Company signed a supplementary agreement with Men Hwei Tsai who is an unrelated party and transferred pending anti-dementia patent to Men Hwei Tsai for $34,978.48.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2025, the Company recorded a net income of $1,027,321, cash used in operating activities of $82,013, and as of December 31, 2025, had shareholders’ deficit of $4,715,116. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s cash needs for the six months ended December 31, 2025 were primarily met by sales, loans and advances from the current majority shareholder. As of December 31, 2025, the Company had a cash balance of $22,904. The Company intends to finance operating costs over the next twelve months with existing cash on hand and advance from the sales and the current majority shareholder.

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

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2025, and its results of operations and cash flows for the six months ended December 31, 2025 and 2024.

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

Below is a table with foreign exchange rates used for translation:

	December 31,
	2025
Average Six Months (average rate)
Chinese Renminbi (RMB)	RMB	7.1242
United States dollar ($)		$1.00

	December 31,
	2025
Six Months Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	7.0169
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2025 and June 30, 2025, the Company’s bank account in the United States had $452 and $14,333, respectively, within FDIC insurance of $250,000.

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

	For the three months ended December 31,				For the six months ended December 31,
	2025		2024		2025		2024
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
Revenue
USA	$7,322	16%	$14,685	16%	$67,747	29%	$38,144	17%
Asia	37,778	84%	76,254	84%	164,912	71%	192,921	83%
	$45,100	100%	$90,939	100%	$232,659	100%	$231,065	100%

The Company generated its revenue mostly from Asia accounting for 71% and 83% of our total revenue for the six months ended December 31, 2025 and 2024, respectively.

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of December 31, 2025 and June 30, 2025 net accounts receivable both amounted to $-.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. For the six months ended December 31, 2025 and year ended June 30, 2025, the Company both has $3,900 of allowance for bad debt.

Inventories

Inventories are stated at the lower cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2025 and the year ended June 30, 2025, the Company has both $9,000 of inventory valuation reserve.

As of the six months ended on December 31 2025 and the year ended June 30, 2025, inventories comprised:

	December 31,	June 30,
	2025	2025
Raw materials	$51,040	$72,446
Finished goods	61,869	101,205
Inventory valuation reserve	(9,000)	(9,000)
Subtotal	$103,909	$164,651

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

As of the six months ended December 31, 2025 and the end of fiscal year 2025, machinery and equipment at cost and accumulated depreciation were:

	December 31,	June 30,
	2025	2025
Machinery and equipment	$73,943	$73,943
Accumulated depreciation	(53,223)	(45,828)
Subtotal	$20,720	$28,115

Account payable

During the current quarter, the Company recognized a non-recurring gain on the extinguishment of debt of $1,395,000, resulting from the derecognition of two aged accounts payable balances of $1,100,000 and $295,000.

The liabilities originated on December 23, 2021, and represented unpaid balances associated with two procurement orders facilitated through a third-party intermediary. The Company withheld payment due to unresolved product quality and performance issues. Since the inception of the obligations, neither the vendor nor the intermediary pursued collection efforts, and the intermediary is no longer reachable.

The Company is incorporated and operates in the State of California. Pursuant to California Code of Civil Procedure Section 337, actions arising from written contracts are generally subject to a four-year statute of limitations. As of December 31, 2025, the applicable statutory period had expired without any legal action, formal demand, or other collection activity by the counterparty.

Based on management's evaluation of the facts and circumstances and the expiration of the applicable statutory period, the Company concluded that the obligations were no longer enforceable and derecognized the related liabilities in accordance with ASC 405-20, Extinguishments of Liabilities. Accordingly, the Company recognized a gain of $1,395,000, which is included in Other Income in the Consolidated Statements of Operations for the current quarter.

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

The investment in Purecell Group Pty Ltd was deconsolidated during the quarter and as of November 11, 2025, the investment account has a zero balance.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 — Unobservable inputs based on the Company’s assumptions.

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

Treasury Stock Shares

Treasury shares are recognized at acquisition costs and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the income statement as income or expense from financial assets. As of December 31, 2025 and June 30, 2025, there are 52,100,000 and 52,150,000 treasury stocks held by the Company, respectively.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2025 and 2024, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records a valuation allowance against its deferred tax assets of $7,618,155     as of December 31, 2025, and $8,645,476 as of June 30, 2025.

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

NOTE 3 – OTHER ASSETS

As of December 31, 2025 and June 30, 2025, other assets amounted to $11,836. Other assets consist of the following:

	December 31,	June 30,
	2025	2025
Rent deposits	$11,836	$11,836
Total	$11,836	$11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s current majority shareholder advanced $116,372 and $180,503 to the Company during the three months and the six months ended December 31, 2025, respectively, and the Company repaid $46,377 and $171,032 to the shareholder in the three months and the six months ended December 31, 2025, respectively. As of December 31, 2025 and June 30, 2025, the Company owed its current majority shareholder $1,261,110 and $1,251,639, respectively. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $- for the six months ended December 31, 2025 and 2024.

NOTE 5 – SHORT TERM LOAN

As of December 31 , 2025 and June 30, 2025, short term loan principals amounted to $580,000 and $530,000, respectively from unrelated third parties. There is a new loan of $50,000 on November 25, 2025. Principal repayments for the six months ended December 31, 2025 and 2024 are $- and $10,750, respectively. Interest paid to the short term loan for the six months ended December 31, 2025 and 2024 amounted to $3,832 and $31,057, respectively.

Short Term Loans

		As of December 31, 2025					As of June 30, 2025
		Principal					Principal
		Balance				Total	Balance		Total
		as of	Accrued			As of	as of	Accrued	as of	Annualized
Receiving	Maturity	July 1,	Interest	New	Interest	December 31,	July 1,	Interest	June 30,	percentage
Date	Date	2025	Liability	Loan	Paid	2025	2024	Liability	2025	Rate
1/19/2023	1/18/2024	$300,000	$49,154	$-	-	$349,154	$300,000	45,766	$345,766	13%
2/25/2023	6/24/2023	100,000	34,976	-	-	134,976	100,000	16,223	116,223	24%
3/1/2023	8/31/2023	10,000	1,417	-	250	11,167	10,000	417	10,417	20%
3/1/2023	8/31/2023	50,000	7,083	-	1,250	55,833	50,000	2,083	52,083	20%
3/1/2023	9/30/2023	30,000	1,751	-	1,000	30,751	30,000	250	30,250	10%
3/1/2023	9/30/2023	40,000	2,332	-	1,332	41,000	40,000	333	40,333	10%
11/26/2025	11/25/2026	-	485	50,000	-	50,485	-	-	-	10%

Total		$530,000	$97,198	$50,000	$3,832	$673,366	$530,000	$65,072	$595,072	-

NOTE 6 – LONG TERM LOAN

As of December 31, 2025 and June 30, 2025, long term loan principal both amounted to $1,323,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the six months ended December 31, 2025 and 2024 amounted to $133,401 and $118,278, respectively.

As of December 31, 2025 and June 30, 2025, long term loan consisted of the following:

			As of December 31, 2025		As of June 30, 2025
	Shares pledged	Principal	Accrued Interest Liability	Balance	Accrued Interest liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$187,288	$387,288	$167,123	$367,123
Received long term loan on June 3, 2021	3,050,000	290,000	265,688	555,688	236,449	526,449
Received long term loan on June 4, 2021	500,000	50,000	45,808	95,808	40,767	90,767
Received long term loan on June 23, 2021	300,000	30,000	27,156	57,156	24,132	54,132
Received long term loan on July 12, 2021	80,000	10,000	8,948	18,948	7,940	17,940
Received long term loan on September 1, 2021	1,540,000	60,000	52,011	112,011	45,962	105,962
Received long term loan on September 22, 2021	500,000	50,000	42,767	92,767	37,726	87,726
Received long term loan on September 27, 2021	500,000	50,000	42,630	92,630	37,589	87,589
Received long term loan on October 29, 2021	161,840	12,138	10,136	22,274	8,912	21,050
Received long term loan on November 9, 2021	500,000	50,000	41,452	91,452	36,411	86,411
Received long term loan on November 16, 2021	1,400,000	140,000	115,529	255,529	101,414	241,414
Received long term loan on November 18, 2021	500,000	50,000	41,205	91,205	36,164	86,164
Received long term loan on November 29, 2021	200,000	20,000	16,362	36,362	14,345	34,345
Received long term loan on November 30, 2021	100,000	10,000	8,175	18,175	7,167	17,167
Received long term loan on October 13, 2022	2,625,000	21,000	13,520	34,520	11,403	32,403
Received long term loan on March 10, 2023	1,000,000	10,000	5,627	15,627	4,620	14,620
Received long term loan on March 14, 2023	1,000,000	10,000	5,605	15,605	4,597	14,597
Received long term loan on March 16, 2023	1,000,000	10,000	5,595	15,595	4,586	14,586
Received long term loan on April 17, 2023	6,000,000	30,000	16,257	46,257	13,233	43,233
Received long term loan on May 9, 2023	1,000,000	10,000	5,299	15,299	4,290	14,290
Received long term loan on June 24, 2021	600,000	60,000	56,285	116,285	50,236	110,236
Received long term loan on March 19, 2025	5,000,000	50,000	7,863	57,863	2,822	52,822
Received long term loan on April 9, 2025	6,000,000	50,000	7,288	57,288	2,246	52,246
Received long term loan on May 8, 2025	6,000,000	50,000	6,466	56,466	1,425	51,425
Total	49,556,840	$1,323,138	$1,034,960	$2,358,098	$901,559	$2,224,697

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

				Weighted
		Scheduled	Scheduled	Average
	Principal	Principal	Interest	Interest
Year Ending December 31	Balance	Payments	Payments	Rate

2026	171,000	1,152,138	159,629	21.37%
2027	150,000	21,000	33,313	20.76%
2028	150,000	-	30,000	20.00%
2029	150,000	-	30,000	20.00%
2030	-	150,000	8,333	11.11%

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

There were no preferred shares outstanding as of December 31, 2025 and June 30, 2025.

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

On April 14, 2025, the Company issued 50,000 shares of common stock to one investor whose name was incorrectly spelled out in a previously issued certificate. This incorrect certificate has been mailed back to the Company’s transfer agent and registrar, Equiniti Trust Company LLC on October 6, 2025 for cancellation. The cancellation is effective as of October 20, 2025

As a result, the Company recorded 52,100,000 and 52,150,000 shares of common stock as treasury stock as of December 31, 2025 and June 30, 2025 respectively.

NOTE 10 – COMMON STOCK SHARES

As of December 31, 2025 and June 30, 2025, the Company had both 21,152,711,608 shares issued and outstanding.

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

The following table summarizes the income statement of Purecell.

	From	From
	July 1, 2025 to	July 1, 2024 to
	November 11, 2025	June 30, 2025
	(Unaudited)	(Unaudited)
Sales	$-	$32,042
Gross profit	-	32,042
Net loss	(12,738)	(46,857)
51% share	$(6,496)	$(23,897)

The following table provides the summary of balance sheet information for Purecell. Because the 51% of Purecell losses exceeded the investment the Company made to Purecell, the value of investment is zero.

	As of	As of
	November 11,	June 30,
	2025	2025
	(Unaudited)	(Unaudited)
Total assets	$1,022,764	$1,036,025
Net assets	64,101	76,840
51% ownership	32,692	39,188
Beginning balance of investment, May 11, 2021	5,450	5,450
Loss on equity investment – accumulated	$(5,450)	(5,450)
Ending balance of investment	-	-

In November 11, 2025, the Company and Purecell reached a mutual share reversal and termination of the Cooperation Agreement and both companies had agreed the resignations of the Directors by December 31, 2025. This means that Purecell will return the number of shares 510,000,000 that had from AAGH and AAGH will return the shares that held investment in Purecell.

As of the deconsolidation date of November 11, 2025, the value of the investment in Purecell in the Company’s book is $-.

NOTE 12 – INCOME TAXES

As of December 31, 2025, the Company had federal and California income tax net operating loss carryforwards of approximately $8.9 million. These net operating losses will begin to expire 20 years from the date the tax returns are filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended December 31, 2025 and 2024, the Company had unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – LEASE

The Company has a month-to-month leases agreement with GKT, Alhambra, LP after the prior lease expired on November 30, 2023. The current monthly rent including monthly management fee is $4,939.

The Company has entered into an operating lease agreement with SoCal Industrial LLC, Irwindale. The lease term of the office space is from June 1, 2024 to May 31, 2026, no further lease was entered after May 31, 2026. The current monthly rent including monthly management fee is $2,011. The operating lease is listed as a separate line item on the Company’s consolidated financial statements and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the six months and three months ended December 31, 2025, the Company recognized approximately $41,348 and $20,674 respectively in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six months ended December 31, 2025
Cash paid for operating lease liabilities	$41,348
Weighted-average remaining lease term	0.42
Weighted-average discount rate	14.91%
Minimum future lease payments	$15,320

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2026	15,320
Total minimum payments	15,320
Less: imputed interest	(679)
Total lease liability	14,641
Less: short-term lease liability	(14,641)
Long-term lease liability	$-

NOTE 14 – CONCENTRATION

Business segments

The Company's operations are just organized into one business segment based on the nature of products and services offered. Summary operating results for each of its products were as follows:

	Three months Ended December 31,		Six months Ended December 31,
	2025	2024	2025	2024
Sales
Anti-Aging & Immune Support	$26,805	$83,348	$170,754	$204,396
Targeted System Support	14,252	7,591	45,630	26,669
Herbal Insulin Support	4,043	-	16,275	-
Total sales	$45,100	$90,939	$232,659	$231,065
Cost of Goods Sold
Anti-Aging & Immune Support	$3,761	$7,199	$63,060	$16,647
Targeted System Support	3,308	643	14,726	2,530
Herbal Insulin Support	1,495	-	5,658	-
Total cost of goods sold	$8,564	$7,842	$83,444	$19,177
Gross Profit
Anti-Aging & Immune Support	$23,044	$76,149	$107,694	$187,749
Targeted System Support	10,944	6,948	30,905	24,139
Herbal Insulin Support	2,548	-	10,616	-
Total operating profit	$36,536	$83,097	$149,215	$211,888
Selling Expense
Anti-Aging & Immune Support	$12,127	$7,550	$16,971	$20,491
Targeted System Support	6,237	906	12,139	2,703
Herbal Insulin Support	13,150	-	23,216	-
Total selling expense	$31,514	$8,456	$52,326	$23,194

Major customers

For the three months ended December 31, 2025, two major customers accounted for approximately 18% and 11% respectively of our total revenue in the period. For the three months ended December 31, 2024, only one major customer accounted for approximately 15% of our total revenue in the period. There was no concentration in accounts receivable for the three months ended December 31, 2025 and 2024.

For the six months ended December 31, 2025, two major customers accounted for approximately 24% each of our total revenue in the period. For the six months ended December 31, 2024, only one customer accounted for approximately 14% of our total revenue in the period. There was no concentration in accounts receivable for the six months ended December 31, 2024.

	For the three months ended December 31,				For the six months ended December 31,
	2025		2024		2025		2024
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
Customer A	$7,982	18%	$13,400	15%	$57,000	24%	$32,980	14%
Customer B	$4,824	11%	$-	-%	$55,877	24%	$-	-%

Major suppliers

For the three months ended December 31, 2025 and 2024, the Company had only one supplier representing 100% of the total purchases. There was no concentration in account payable for the three months ended December 31, 2025 and 2024.

For the six months ended December 31, 2025, the Company had two suppliers representing approximately 57% and 39%, respectively of the total purchases. There was no concentration in account payable for the six months ended December 31, 2025. For the six months ended December 31, 2024, the Company had three suppliers representing approximately 68%, 19% and 13%, respectively of the total purchases. There was no concentration in account payable for the three months and the six months ended December 31, 2024.

	For the three months ended December 31,				For the six months ended December 31,
	2025		2024		2025		2024
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
Supplier A	$-	-	$-	-	$38,920	57%	$41,668	68%
Supplier B	4,760	100%	9,666	100%	26,457	39%	11,882	19%
Supplier C	-	-	-	-	2,673	4%	7,940	13%
	$4,760	100%	$9,666	100%	$68,050	100%	$61,490	100%

NOTE 15 – SUBSEQUENT EVENTS

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

As disclosed in our prior 10-K, the auditor issued a disclaimer of opinion due to insufficient evidence on expenses, opening balances, and the Purecell investment. We are addressing these items. These issues did not materially affect the current interim financial statements.

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

Results of Operations

Results of Operations for the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

Sales amounted to $232,659 and $231,065 for the six months ended December 31, 2025 and 2024, respectively.

Costs of goods sold amounted to $83,444 and $19,177 for the six months ended December 31, 2025 and 2024, respectively. The increase in the cost of goods sold was mainly due to launching sales of the products in wholesale with lower gross profit margin.

Gross profit amounted to $149,215 and $211,888 for the six months ended December 31, 2025 and 2024, respectively.

Operating expenses incurred for the six months ended December 31, 2025 and 2024 were $351,374 and $403,261, respectively. The decrease was in general and administrative expense, mainly due to decreased payroll, auditing expense, and professional expense.

Our net income (loss) for the six months ended December 31, 2025 and 2024 were $1,027,321 and ($340,670), respectively. The increase in net income was mainly due to recognizing a non-recurring gain on the extinguishment of debt of $1,395,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concerning basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2025, the Company recorded a net income of $1,027,321, cash used to fund operating activities of $82,013 and at December 31, 2025, had a shareholders’ deficit of $6,110,116. For the six months ended December 31, 2024 the Company recorded a net loss of $340,670, cash used to fund operating activities of $6,801 and at December 31, 2024, had a shareholders’ deficit of $5,576,377. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the six months ended December 31, 2025 were primarily met by loans and advances from current majority shareholder. As of December 31, 2025, we had a cash balance of $22,904. Our new majority shareholders will need to provide parts of our working capitals going forward.

Liquidity and Capital Resources for the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

	For the Six Months Ended
	December 31
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(82,013)	$(6,801)
Net cash provided (used) by financing activities	59,471	(10,877)
Effect of exchange rate change on cash	1,390	(1,225)
Net decrease in cash	(21,152)	(18,903)
Cash beginning of period	44,056	54,943
Cash end of period	$22,904	$36,040

Operating Activities

Net cash used in operating activities was $82,013 for the six months ended December 31, 2025, an increase of $75,212 compared to cash used in operating activities of $6,801 for the six months ended December 31, 2024. The increase in net cash used   in operating activities was mainly due to the increase of customer advance for the six months ended December 31, 2025 compared to the same period in 2024.

Investing Activities

None.

Financing Activities

Net cash provided from financing activities was $59,471 for the six months ended December 31, 2025, compared to $10,877 net cash used by financing activities for the six months ended December 31, 2024. The increase in net cash provided from financing activities for the six months ended December 31, 2025 was primarily attributable to a new loan of $50,000     obtained in this quarter.

Financial Position

As of December 31, 2025, the Company had $22,904 in cash, negative working capital of $2,404,215 and total deficit attributable to owners of the Company of 4,632,499.   As of June 30, 2025, we had $44,056 in cash, negative working capital of $3,584,235 and total deficit attributable to owners of the Company of $5,661,210.

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

Inventories

Inventories are stated at the lower cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the six months ended December 31, 2025 and June 30, 2025, the Company has made provision of $9,000 for inventory in regard to slow moving or obsolete items. As of December 31, 2025 and June 30, 2025, net inventories amounted to $103,909 and $164,651, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded the valuation allowance against its deferred tax assets of $7,618,155 as of December 31, 2025 and $8,645,476 as of June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: June 22, 2026	By:	/s/ Mike Q. Wang
Mike Q. Wang
Chief Financial Officer