Form 10-Q
period 2026-03-31
America Great Health
filed 2026-08-06
CIK 1098009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of August 4, 2026 was 21,204,811,608. This number includes 52,100,000 and 52,150,000 shares of treasury shares as of March 31, 2026 and September 30, 2025, respectively.

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

Item 1. Financial Statements

America Great Health and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$29,346	$44,056
Account receivable, net	-	-
Inventory	97,539	164,651
Prepaid and other assets	19,095	28,005
TOTAL CURRENT ASSETS	145,980	236,712

Right-of-use asset, net	9,086	25,154
Other assets	11,836	11,836
Property and equipment, net	203	28,115

TOTAL ASSETS	$167,105	$301,817

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$132,292	$1,489,322
Tax payable	4,943	3,836
Short term loan	692,020	595,072
Wage and wage tax payable	476,061	359,006
Other payable	47,639	18,896
Due to related party	1,254,114	1,251,639
Advances from customers	8,236	78,022
Lease liability – current	9,086	25,154
TOTAL CURRENT LIABILITIES	2,624,391	3,820,947

Long term loan	2,423,349	2,224,697

TOTAL LIABILITIES	5,047,740	6,045,644

SHAREHOLDERS’ DEFICIT
Redeemable, convertible preferred stock, 10,000,000 shares authorized; Series A voting preferred stock, zero shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized; 21,152,711,608 and 21,152,711,608 shares issued and Outstanding	-	-
Additional paid-in capital	5,121,175	5,121,175
Treasury stock, 52,100,000 shares and 52,150,000 shares	-	-
Accumulated other comprehensive income (loss)	1,047	(1,040)
Accumulated deficit	(9,920,040)	(10,781,345)

Total deficit attributed to owners of the Company	(4,797,818)	(5,661,210)
Non-Controlling interest	(82,817)	(82,617)

TOTAL SHAREHOLDERS’ DEFICIT	(4,880,635)	(5,743,827)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$167,105	$301,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Sales	$26,143	$56,148	$258,802	$287,213

Cost of goods sold	3,610	6,331	87,054	25,508

Gross profit	22,533	49,817	171,748	261,705

Selling, general and administrative expenses
Selling expense	5,886	14,255	58,212	37,449
General and administrative expense	90,422	120,881	389,470	500,948
	96,308	135,136	447,682	538,397

Loss from operations	(73,775)	(85,319)	(275,934)	(276,692)

Other income (expenses)
Other income	(8,536)	1	1,386,471	40
Interest expense	(83,905)	(73,059)	(249,432)	(222,394)
	(92,441)	(73,058)	1,137,039	(222,354)

Income before income taxes	(166,216)	(158,377)	861,105	(499,046)

NET INCOME (LOSS)	$(166,216)	$(158,377)	$861,105	$(499,046)

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED-AVERAGE COMMON SHARES OUSTANDING BASIC AND DILUTED	21,152,711,608	21,150,711,608	21,152,711,608	21,141,529,720

Non-controlling interest share of loss	(200)	22	(200)	(2,123)
Net income (loss) attributed to the owners of the Company	(166,016)	(158,399)	861,305	(496,923)
Foreign currency translation	697	145	2,087	(1,080)
Comprehensive income (loss)	$(165,319)	$(158,254)	$863,392	$(498,003)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the three and nine months ended March 31, 2025 and 2024

(Unaudited)

											Total
											Deficit
									Accumulated		Attributable
									Other	Accumulated	to the
								Additional	Comprehensive	Deficit	Owners	Non-	Total
	Preferred Stock		Common Stock		Treasury Stock			paid-in	Income/	During	of the	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	(Loss)	Period	Company	Interest	Deficit

Balance June 30, 2024			$21,136,888,326		52,100,000	$		$5,019,059	$(1,483)	$(10,062,226)	$(5,044,650)	$(80,494)	$(5,125,144)
Issuance of common stock for cash	-	-		-	-		-	68,000	-	-	68,000	-	68,000
Gain/loss on exchange rate	-	-	-	-	-		-	-	1,295	-	1,295	-	1,295
Net loss	-	-	-	-	-		-	-	-	(145,404)	(145,404)	(1,563)	(146,967)

Balance September 30, 2024	-	$-	21,136,888,326	$-	52,100,000		$-	$5,087,059	$(188)	$(10,207,630)	$(5,120,759)	$(82,057)	$(5,202,816)

Issuance of common stock for cash	-	-	13,823,282	-	-		-	9,116	-	-	9,116	-	9,116
Gain/loss on exchange rate	-	-	-	-	-		-	-	(2,520)	-	(2,520)	-	(2,520)
Net loss	-	-	-	-	-		-	-	-	(193,120)	(193,120)	(582)	(193,702)

Balance December 31, 2024	-	$-	21,150,711,608	$-	52,100,000		$-	$5,096,175	$(2,708)	$(10,400,750)	$(5,307,283)	$(82,639)	$(5,389,922)

Issuance of common stock for cash			-	-	-			25,000			25,000		25,000
Gain/loss on exchange rate	-	-	-	-	-		-	-	145	-	145	-	145
Net loss	-	-	-	-	-		-	-	-	(158,399)	(158,399)	22	(158,377)

Balance March 31, 2025	-	$-	21,150,711,608	$-	52,100,000		$-	$5,121,175	$(2,563)	$(10,559,149)	$(5,440,537)	$(82,617)	$(5,523,154)

Treasury shares	-	-	-	-	50,000		-	-	-	-	-	-	-
Gain/loss on exchange rate	-	-	-	-	-		-	-	1,523	-	1,523	-	1,523
Net loss	-	-	-	-	-		-	-	-	(222,196)	(222,196)	-	(222,196)

Balance June 30, 2025	-	$-	21,152,711,608	$-	52,150,000		$-	$5,121,175	$(1,040)	$(10,781,345)	$(5,661,210)	$(82,617)	$(5,743,827)
Gain/loss on exchange rate	-	-	-	-	-		-	-	81	-	81	-	81
Net loss	-	-	-	-	-		-	-	-	(85,363)	(85,363)	-	(85,363)

Balance September 30, 2025	-	$-	21,152,711,608	-	52,150,000		-	$5,121,175	$(959)	$(10,866,708)	$(5,746,492)	$(82,617)	$(5,829,109)

Treasury stocks		-	-	-	(50,000)			-	-	-	-	-	-
Gain/loss on exchange rate	-	-	-	-	-		-	-	1,309	-	1,309	-	1,309
Net income	-	-	-	-	-		-	-	-	1,112,684	1,112,684	-	1,112,684

Balance December 31, 2025	-	$-	21,152,711,608	-	52,100,000		-	$5,121,175	$350	$(9,754,024)	$(4,632,499)	$(82,617)	$(4,715,116)

Gain/loss on exchange rate	-	-	-	-	-		-	-	697	-	697	-	697
Net income	-	-	-	-	-		-	-	-	(166,016)	(166,016)	(200)	(166,216)

Balance March 31, 2026	-	$-	21,152,711,608	-	52,100,000		-	$5,121,175	$1,047	$(9,920,040)	$(4,797,818)	$(82,817)	$(4,880,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

America Great Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$861,105	$(499,046)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,374	11,091
Loss on disposal of property and equipment	8,538	-
Write-off of account payable	(1,395,000)	-
Payment of lease and rent	(62,022)	(61,916)
Changes in operating Assets and Liabilities:
Right of use asset – net	16,068	16,107
Lease liabilities – net	1,501	1,356
Accounts receivable – net	-	18,200
Customer advance	(69,786)	17,239
Prepaid expenses and other assets	(7,500)	-
Inventory	67,112	(24,215)
Accounts payable and accrued expense	82,423	48,277
Supplier advances	16,410	5,810
Accrued interest for short term loan	46,948	45,934
Accrued interest for long term loan	198,652	176,459
Wage and wage tax payable	117,055	86,456
Other payable	28,743	96,224
Tax payable	1,107	1,727
Net cash used in operating activities	(80,272)	(60,297)

Cash Flows from Investing Activities
Proceeds from disposal of property and equipment	11,000	-
Net cash provided (used) by Investing Activities	11,000	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	102,116
Proceeds of short term loan	50,000	-
Repayment of short term loan	-	(10,750)
Interest payment to short term loan	-	(55,941)
Proceeds from long-term loan	-	50,000
Advance from related party	205,478	136,527
Repayment to related party	(203,003)	(178,638)
Net cash provided (used) by financing activities	52,475	43,314

Effect of exchange rate change on cash	2,087	(1,080)

Net decrease in cash	(14,710)	(18,063)

Cash beginning of period	44,056	54,943
Cash end of period	$29,346	$36,880

Interest paid	$3,832	$55,941
Taxes paid	$3,200	$1,600

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

On June 30, 2020, the Company and Purecell Group (“Purecell”), a leading anti-aging medical institution in Australia, entered into a Cooperation Agreement, in which the Company agreed to acquire 51% of the equity of Purecell, as consideration, the Company shall issue 510,000,000 common shares to Purecell’s nominated trustee. Upon completion of the acquisition transaction, Purecell shall remain autonomy in its day-to-day operation, including recruiting and retaining management team members. On February 10, 2021, the Company completed its financial and legal due diligence. This transaction was completed in May 2021. The investment in Purecell Group Pty Ltd was deconsolidated and the investment account has a zero balance as of November 11, 2025.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2026, the Company recorded a net income of $861,105, cash provided by operating activities of $80,272, and as of March 31, 2026, had shareholders’ deficit of $4,880,635. These factors create substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s cash needs for the nine months ended March 31, 2026 were primarily met by sales, loans and advances from the current majority shareholder. As of March 31, 2026, the Company had a cash balance of $29,346. The Company intends to finance operating costs over the next twelve months with existing cash on hand and advance from the sales and the current majority shareholder.

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

The accompanying unaudited condensed consolidated financial statements of America Great Health, formerly Crown Marketing and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and its results of operations and cash flows for the nine months ended March 31, 2026 and 2025.

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

Below is a table with foreign exchange rates used for translation:

	March 31, 2026
Average Nine Months (average rate)
Chinese Renminbi (RMB)	RMB	7.0584
United States dollar ($)		$1.00

	March 31, 2026
Nine Months Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.9129
United States dollar ($)		$1.00

Cash

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. The Company’s bank account in the United States is protected by FDIC insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2026 and June 30, 2025, the Company’s bank account in the United States had $11,262 and $14,333, respectively, within FDIC insurance of $250,000.

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

	For the three months ended March 31,				For the nine months ended March 31,
	2026		2025		2026		2025
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
USA	$6,395	24%	$29,986	53%	$74,142	29%	$68,130	24%
Asia	19,748	76%	26,162	47%	184,660	71%	219,083	76%
	$26,143	100%	$56,148	100%	$258,802	100%	$287,213	100%

The Company generated its revenue mostly from Asia accounting for 76% and 71% of our total revenue for the three and nine months ended March 31, 2026, respectively.

Account Receivable

The Company has been developing its new products and launching large-scale production since November 2023. As of March 31, 2026 and June 30, 2025 net accounts receivable both amounted to $-.

The Company has not established a reserve for uncollectible amounts on the newly launched products since the historical data on bad debts in the aging categories of the new products could not support such estimates. For the nine months ended March 31, 2026 and year ended June 30, 2025, the Company has an allowance for bad debt of $3,900 for both periods.

Inventories

Inventories are stated at the lower cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2026 and the year ended June 30, 2025, the Company has $9,000 of inventory valuation reserve.

As for the six months ended on March 31 2026 and the year ended June 30, 2025, inventories comprised:

	March 31,	June 30,
	2026	2025
Raw materials	$45,935	$72,446
Finished goods	60,604	101,205
Inventory valuation reserve	(9,000)	(9,000)
Subtotal	$97,539	$164,651

Cost of Goods Sold

The cost of goods sold includes product costs only and is recorded in the same period in which related revenues have been recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Machinery and equipment	5 years

As of the nine months ended March 31, 2026 and the end of fiscal year 2025, machinery and equipment at cost and accumulated depreciation were:

	March 31,	June 30,
	2026	2025
Machinery and equipment	$4,062	$73,943
Accumulated depreciation	(3,859)	(45,828)
Subtotal	$203	$28,115

During the three months ended March 31, 2026, the Company disposed of certain obsolete machinery and equipment with a gross book value of $69,881 and related accumulated depreciation of $50,343. A loss amounting to $8,538 was recognized in the Condensed Consolidated Statement of Operations under Other income expense.

Account payable

During the quarter ended December 31, 2025, the Company recognized a non-recurring gain on the extinguishment of debt of $1,395,000, resulting from the derecognition of two aged accounts payable balances of $1,100,000 and $295,000.

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

The Company is incorporated and operates in the State of California. Pursuant to California Code of Civil Procedure Section 337, actions arising from written contracts are generally subject to a four-year statute of limitations. As of December 31, 2025, the applicable statutory period expired without any legal action, formal demand, or other collection activity by the counterparty.

Based on management's evaluation of the facts and circumstances and the expiration of the applicable statutory period, the Company concluded that the obligations were no longer enforceable and derecognized the related liabilities in accordance with ASC 405-20, Extinguishments of Liabilities. Accordingly, the Company recognized a gain of $1,395,000, which is included in Other Income in the Consolidated Statements of Operations in the quarter ended December 31, 2025.

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

The investment in Purecell Group Pty Ltd was deconsolidated and as of November 11, 2025, the investment account has a zero balance.

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

Treasury Stock Shares

Treasury shares are recognized at acquisition costs and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the income statement as income or expense from financial assets. As of March 31, 2026 and June 30, 2025, there are 52,100,000 and 52,150,000 treasury stocks held by the Company, respectively.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2026 and 2025, as there are no potential shares outstanding that would have a diluted effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records a valuation allowance against its deferred tax assets of $7,784,371 as of March 31, 2026, and $8,645,476 as of June 30, 2025.

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

NOTE 3 – OTHER ASSETS

As of March 31, 2026 and June 30, 2025, other assets amounted to $11,836. Other assets consist of the following:

	March 31	June 30,
	2026	2025
Rent deposits	$11,836	$11,836
Total	$11,836	$11,836

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s current majority shareholder advanced $24,975 to the Company and the Company repaid $31,971 to the shareholder in the three months ended March 31, 2026.

During the nine months ended March 31, 2026, the Company’s current majority shareholder advanced $205,478 to the Company as working capital and the Company repaid $203,003 to the shareholder.

As of March 31, 2026 and June 30, 2025, the Company owed its current majority shareholder $1,254,114 and $1,251,639, respectively. The advances are non-interest bearing and are due on demand. The advances are non-interest bearing and are due on demand. Imputed interest amounted to $- for the three and nine months ended March 31, 2026 and 2025.

NOTE 5 – SHORT TERM LOAN

As of March 31, 2026 and June 30, 2025, short term loan principals both amounted to $580,000 and $530,000, respectively from unrelated third parties. Principal repayments for the nine months ended March 31, 2026 and 2025 are $- and $10,750, respectively. Interest paid to the short-term loan for the nine months ended March 31, 2026 and 2025 amounted to $3,832 and $55,941, respectively.

Short Term Loans

		As of March 31, 2026					As of June 30, 2025
		Principal					Principal
		Balance				Total	Balance		Total
		as of	Accrued			As of	as of	Accrued	as of	Annualized
	Maturity	July 1,	Interest	New	Interest	March 31,	July 1,	Interest	June 30,	percentage
Receiving Date	Date	2025	Liability	Loan	Paid	2026	2024	Liability	2025	Rate
1/19/2023	1/18/2024	$300,000	$50,811	$-	-	$350,811	$300,000	45,766	$345,766	13%
2/25/2023	6/24/2023	100,000	45,973	-	-	145,973	100,000	16,223	116,223	24%
3/1/2023	8/31/2023	10,000	1,820	-	250	11,570	10,000	417	10,417	20%
3/1/2023	8/31/2023	50,000	9,097	-	1,250	57,847	50,000	2,083	52,083	20%
3/1/2023	9/30/2023	30,000	2,750	-	1,000	31,750	30,000	250	30,250	10%
3/1/2023	9/30/2023	40,000	3,666	-	1,332	42,334	40,000	333	40,333	10%
11/26/2025	11/25/2026	-	1,735	50,000	-	51,735	-	-	-	10%

Total		$530,000	$115,852	$50,000	$3,832	$692,020	$530,000	$65,072	$595,072	-

NOTE 6 – LONG TERM LOAN

As of March 31, 2026 and June 30, 2025, long term loan principal both amounted to $1,323,138. The loan has an annual interest rate of 20%, except that the received long term loan on September 9, 2022 has an annual interest rate of 16%. The principal and interest are due in five years. Interest expense incurred for the nine months ended March 31, 2026 and 2025 amounted to $198,652 and $176,459, respectively.

As of March 31, 2026 and June 30, 2025, long term loan consisted of the following:

			As of March 31, 2026		As of June 30, 2025
			Accrued		Accrued
	Shares		Interest		Interest
	pledged	Principal	Liability	Balance	Liability	Balance
Received long term loan on April 27, 2021	10,000,000	$200,000	$197,151	$397,151	$167,123	$367,123
Received long term loan on June 3, 2021	3,050,000	290,000	279,989	569,989	236,449	526,449
Received long term loan on June 4, 2021	500,000	50,000	48,274	98,274	40,767	90,767
Received long term loan on June 23, 2021	300,000	30,000	28,636	58,636	24,132	54,132
Received long term loan on July 12, 2021	80,000	10,000	9,441	19,441	7,940	17,940
Received long term loan on September 1, 2021	1,540,000	60,000	54,970	114,970	45,962	105,962
Received long term loan on September 22, 2021	500,000	50,000	45,233	95,233	37,726	87,726
Received long term loan on September 27, 2021	500,000	50,000	45,096	95,096	37,589	87,589
Received long term loan on October 29, 2021	161,840	12,138	10,735	22,873	8,912	21,050
Received long term loan on November 9, 2021	500,000	50,000	43,918	93,918	36,411	86,411
Received long term loan on November 16, 2021	1,400,000	140,000	122,433	262,433	101,414	241,414
Received long term loan on November 18, 2021	500,000	50,000	43,671	93,671	36,164	86,164
Received long term loan on November 29, 2021	200,000	20,000	17,348	37,348	14,345	34,345
Received long term loan on November 30, 2021	100,000	10,000	8,668	18,668	7,167	17,167
Received long term loan on October 13, 2022	2,625,000	21,000	14,556	35,556	11,403	32,403
Received long term loan on March 10, 2023	1,000,000	10,000	6,120	16,120	4,620	14,620
Received long term loan on March 14, 2023	1,000,000	10,000	6,098	16,098	4,597	14,597
Received long term loan on March 16, 2023	1,000,000	10,000	6,088	16,088	4,586	14,586
Received long term loan on April 17, 2023	6,000,000	30,000	17,737	47,737	13,233	43,233
Received long term loan on May 9, 2023	1,000,000	10,000	5,792	15,792	4,290	14,290
Received long term loan on June 24, 2021	600,000	60,000	59,244	119,244	50,236	110,236
Received long term loan on March 19, 2025	5,000,000	50,000	10,329	60,329	2,822	52,822
Received long term loan on April 9, 2025	6,000,000	50,000	9,753	59,753	2,246	52,246
Received long term loan on May 8, 2025	6,000,000	50,000	8,931	58,931	1,425	51,425
Total	49,556,840	$1,323,138	$1,100,211	$2,423,349	$901,559	$2,224,697

The principal balance, the scheduled principal payments, the schedule interest payments, and the weighted average interest rates of the long-term loan future maturities are as follows:

Year Ending March 31	Remaining Principal	Scheduled Principal Payments	Scheduled Interest Payments	Weighted Average Interest Rate
2027	171,000	1,152,138	103,355	20.19%
2028	150,000	21,000	32,263	20.02%
2029	150,000	-	30,000	20.00%
2030	100,000	50,000	29,750	20.09%
2031	-	100,000	1,222	20.08%

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

There were no preferred shares outstanding as of March 31, 2026 and June 30, 2025.

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

On April 14, 2025, the Company issued 50,000 shares of common stock to one investor whose name was incorrectly spelled out in a previously issued certificate. This incorrect certificate has been mailed back to the Company’s transfer agent and registrar, Equiniti Trust Company LLC on October 6, 2025 for cancellation. The cancellation is effective as of October 20, 2025.

As a result, the Company recorded 52,100,000 and 52,150,000 shares of common stock as treasury stock as of March 31, 2026 and June 30, 2025 respectively.

NOTE 10 – COMMON STOCK SHARES

As of March 31, 2026 and June 30, 2025, the Company had both 21,152,711,608 shares issued and outstanding.

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

NOTE 12 – INCOME TAXES

As of March 31, 2026, the Company had federal and California income tax net operating loss carryforwards of approximately $7.8 million.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended March 31, 2026 and 2025, the Company had unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Operating lease right-of-use assets and liabilities commencing are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months and three months ended March 31, 2026, the Company recognized approximately $62,022 and $20,674 respectively in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine months ended March 31, 2026
Cash paid for operating lease liabilities	$62,022
Weighted-average remaining lease term	0.17
Weighted-average discount rate	14.91%
Minimum future lease payments	$9,424

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2026	9,424
Total minimum payments	9,424
Less: imputed interest	(338)
Total lease liability	9,086
Less: short-term lease liability	(9,086)
Long-term lease liability	$-

NOTE 14 – CONCENTRATION

Business segments

The Company's operations are just organized into one business segment based on the nature of products and services offered. Summary operating results for each of its products were as follows:

	Three months Ended March 31,		Nine months Ended March 31,
	2026	2025	2026	2025
Sales
Anti-Aging & Immune Support	$14,010	$50,008	$184,764	$254,404
Targeted System Support	9,655	6,140	55,286	32,809
Herbal Insulin Support	2,478	-	18,752	-
Total sales	$26,143	$56,148	$258,802	$287,213
Cost of Goods Sold
Anti-Aging & Immune Support	$1,226	$5,858	$64,286	$22,505
Targeted System Support	1,392	473	16,118	3,003
Herbal Insulin Support	992	-	6,650	-
Total cost of goods sold	$3,610	$6,331	$87,054	$25,508
Gross Profit
Anti-Aging & Immune Support	$12,784	$44,150	$120,478	$231,899
Targeted System Support	8,263	5,667	39,168	29,806
Herbal Insulin Support	1,486	-	12,102	-
Total gross profit	$22,533	$49,817	$171,748	$261,705
Selling Expense
Anti-Aging & Immune Support	$628	$13,363	$17,600	$33,855
Targeted System Support	3,068	892	15,206	3,594
Herbal Insulin Support	2,190	-	25,406	-
Total selling expense	$5,886	$14,255	$58,212	$37,449

Major customers

For the three months ended March 31, 2026, three major customers accounted for approximately 13%, 10% and 10% respectively of our total revenue during the period. For the three months ended March 31, 2026, six major customers accounted for approximately 19% to 10% of our total revenue during the period. There was no concentration in accounts receivable for the three months ended March 31, 2026 and 2025.

For the nine months ended March 31, 2026, two major customers accounted for approximately 22% each of our total revenue during the period. For the nine months ended March 31, 2025, only one major customer accounted for approximately 11% of our total revenue during the period. There was no concentration in accounts receivable for the nine months ended March 31, 2026 and 2025.

	For the three months ended March 31,				For the nine months ended March 31,
	2026		2025		2026		2025
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
Customer A	$3,406	13%	$10,560	19%	$57,000	22%	$32,980	11%
Customer B	2,613	10%	6,900	12%	55,877	22%	-	-%
Customer C	2,600	10%	6,708	12%	-	-%	-	-%
Customer D	-	-%	6,012	11%	-	-%	-	-%
Customer E	-	-%	6,000	11%	-	-%	-	-%
Customer F	$-	-%	$5,580	10%	$-	-%	$-	-%

Major suppliers

For the three months ended March 31, 2026 and 2025, the Company has one supplier representing 100% of the total purchases during each period. There was no concentration in account payable for the three months ended March 31, 2026 and 2025.

For the nine months ended March 31, 2026, the Company had two suppliers representing approximately 53% and 43%, respectively of the total purchases during the period. For the nine months ended March 31, 2025, the Company had three suppliers representing approximately 63%, 25% and 12%, respectively of the total purchases during the period. There was no concentration in account payable for the nine months ended March 31, 2026 and 2025.

	For the three months ended March 31,				For the nine months ended March 31,
	2026		2025		2026		2025
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
Supplier A	$5,211	100%	$5,138	100%	$38,920	53%	$41,668	63%
Supplier B	-	-	-	-	31,668	43%	17,019	25%
Supplier C	$-	-%	$-	-%	$-	-%	$7,940	12%

NOTE 15 – SUBSEQUENT EVENTS

In November 2025, the Company and Purecell reached a mutual share reversal and termination of the Cooperation Agreement and both companies had agreed the resignations of the Directors by December 31, 2025. This means that Purecell will return the number of shares 510,000,000 that had from AAGH and AAGH will return the shares that held investment in Purecell. On May 14, 2026, the Company Board of Directors finalized the resolution.

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

Results of Operations

Results of Operations for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025.

Sales were $26,143 and $56,148 for the three months ended March 31, 2026 and 2025, respectively. The decrease is mainly due to the absence of major wholesale accounts within the U.S. markets For the nine months ended March 31, 2026 and 2025, sales were $258,802 and $287,213, respectively. The temporary gap in bulk wholesale orders within the U.S. market was the key factor leading to the significant year-over-year revenue contraction.

Costs of goods sold were $3,610 and $6,331 for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily driven by the decline in sales volume. For the nine months ended March 31, 2026 and 2025, Costs of goods sold were $87,054 and $25,508, respectively. The increase in the cost of goods sold was mainly due to launch sales of the products wholesale with lower gross profit margin.

Gross profit were $22,533 and $49,817 for the three months ended March 31, 2026 and 2025, respectively. For the nine months ended March 31, 2026 and 2025, Gross profit were $171,748 and $261,705, respectively.

Operating expenses incurred were $96,308 and $135,136 for the three months ended March 31, 2026 and 2025, respectively. For the nine months ended March 31, 2026 and 2025 operating expenses were $447,682 and $538,397, respectively. The decrease was in general and administrative expense, mainly due to decreased payroll, auditing expense, and professional expense.

Net income (loss) for the three months ended March 31, 2026 and 2025 were ($166,216) and ($158,377), respectively. For the nine months ended March 31, 2026 and 2025, net income (loss) were were $861,105 and ($499,046), respectively. The increase in net income was mainly due to recognizing a non-recurring gain on the extinguishment of debt of $1,395,000 in the prior quarter.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The accompanying consolidated financial statements have been prepared on a going concerning basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2026, the Company recorded a net income of $861,105, cash used to fund operating activities of $80,272 and at March 31, 2026, had a shareholders’ deficit of $4,880,635. For the nine months ended March 31, 2025 the Company recorded a net loss of $499,046, cash used to fund operating activities of $60,297 and at March 31, 2025, had a shareholders’ deficit of $5,523,154. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is raising additional capital to achieve profitable operations.

Our cash needs for the nine months ended March 31, 2026 were primarily met by short term loans and advances from current majority shareholder. As of March 31, 2026, we had a cash balance of $29,346. Our new majority shareholders will need to provide parts of our working capitals going forward.

Liquidity and Capital Resources for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025.

	For the Nine Months Ended
	March 31
	2026	2025
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(80,272)	$(60,297)
Net cash provided by investing activities	11,000	-
Net cash provided by financing activities	52,475	43,314
Effect of exchange rate change on cash	2,087	(1,080)
Net decrease in cash	(14,710)	(18,063)
Cash beginning of period	44,056	54,943
Cash end of period	$29,346	$36,880

Operating Activities

Net cash used in operating activities was $80,272 for the nine months ended March 31, 2026, an increase of $19,975 compared to cash used in operating activities of $60,297 for the nine months ended March 31, 2025. The increase in net cash used in operating activities was mainly due to the increase of customer advance for the nine months ended March 31, 2026 compared to the same period in 2025.

Investing Activities

Net cash generated in investing activities was $11,000 and $- for the nine months ended March 31, 2026 and March 31, 2025, respectively. The increase was due to the Company disposal of certain obsolete machinery and equipment with a gross book value of $69,881 and related accumulated depreciation of $50,343.

Financing Activities

Net cash provided from financing activities was $52,475 for the nine months ended March 31, 2026, compared to $43,314 net cash provided from financing activities for the nine months ended March 31, 2025. The increase in net cash provided from financing activities for the nine months ended March 31, 2026 was primarily attributable to a new loan of $50,000 obtained in the last quarter.

Financial Position

As of March 31, 2026, the Company had $29,346 in cash, negative working capital of $2,478,411 and total deficit attributable to owners of the Company of $4,797,818. As of June 30, 2025, we had $44,056 in cash, negative working capital of $3,584,235 and total deficit attributable to owners of the Company of $5,661,210.

Critical Accounting Policies and Estimates

Estimates

The preparation of these consolidated financial statements (“CFS”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates, and such differences may be material to the financial statements. The more significant estimates and assumptions by management include, among others, the fair value of shares of common stock issued for services. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Inventories

Inventories are stated at the lower cost (first-in, first-out) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the nine months ended March 31, 2026 and June 30, 2025, the Company has made provision of $9,000 both for inventory in regard to slow moving or obsolete items. As of March 31, 2026 and June 30, 2025, net inventories amounted to $97,539 and $164,651, respectively.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2026 and 2025, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded the valuation allowance against its deferred tax assets of $7,784,371 as of March 31, 2026 and $8,645,476 as of June 30, 2025.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

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

AMERICA GREAT HEALTH

Dated: August 5, 2026	By:	/s/ Mike Q. Wang
Mike Q. Wang
Chief Financial Officer